Form 10-Q
period 2004-03-31
ADVANCED ACCESSORY HOLDINGS CORP
filed 2004-05-13
CIK 1276721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-114547

ADVANCED ACCESSORY HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-2426615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12900 Hall Road, Suite 200, Sterling Heights, MI	48313
(Address of principal executive offices)	(Zip Code)

(586) 997-2900
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004
Membership Units	100

ADVANCED ACCESSORY HOLDINGS CORPORATION

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Condensed Balance Sheet of the Company as of March 31, 2004 and as of December 31, 2003

Consolidated Condensed Statements of Operations of the Company for the three months ended March 31, 2004 and the Consolidated Condensed Statements of Operations for
the Predecessor for the three months ended March 31, 2003

Consolidated Condensed Statements of Cash Flows for the Company for the three months ended March 31, 2004 and the Consolidated Condensed Statements of Cash Flows for the
Predecessor for the three months ended March 31, 2003

Consolidated Condensed Statement of Changes in Members’ Equity for the three months ended March 31, 2004 for the Company

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information and Signature

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security-Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

(Dollars in thousands)

	Company
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash	$18,916	$16,686
Accounts receivable, less reserves of $2,048 and $2,189, respectively	65,056	55,363
Inventories
Raw materials	19,728	19,039
Work-in-process	9,969	9,662
Finished goods	24,972	23,075
Reserves	(3,703)	(3,448)
Total inventories	50,966	48,328
Deferred income taxes	8,304	6,087
Other current assets	16,097	14,987
Total current assets	159,339	141,451
Property and equipment, net	72,311	73,795
Goodwill	39,596	39,596
Other intangible assets, net	109,562	110,156
Deferred income taxes	551	336
Other noncurrent assets	2,395	2,257
	$383,754	$367,591

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,892	$1,909
Accounts payable	41,446	33,285
Accrued liabilities	28,253	21,328
Deferred income taxes	555	588
Total current liabilities	72,146	57,110

Noncurrent liabilities
Deferred income taxes	8,326	8,343
Other noncurrent liabilities	4,136	4,151
Long-term debt, less current maturities	242,504	196,905
Total noncurrent liabilities	254,966	209,399

Members’ equity
Units	58,582	100,900
Other comprehensive income	(985)	5,690
Retained earnings (accumulated deficit)	(955)	(5,508)
	56,642	101,082
	$383,754	$367,591

The accompanying notes are an integral part of the

consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 (Dollars in thousands)

(Unaudited)

	Company	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2003

Net sales	$96,631	$85,340
Cost of sales	74,064	64,261

Gross profit	22,567	21,079

Selling, administrative and product development expenses	15,085	12,399
Amortization of intangible assets	2,051	7

Operating income (loss)	5,431	8,673

Other income (expense)
Interest expense	(6,134)	(3,832)
Foreign currency gain (loss), net	(773)	3,596
Other income (expense)	56	(65)

Income (loss) before income taxes	(1,420)	8,372
Provision (benefit) for income taxes	(465)	1,561
Net income (loss)	$(955)	$6,811

The accompanying notes are an integral part of the

consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Company	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(955)	$6,811
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,305	3,246
Deferred taxes	(2,167)	75
Foreign currency gain	(5)	(3,529)
Loss on disposal of assets	114	68
Interest accretion on notes	1,410	—
Changes in assets and liabilities, net	740	(5,036)

Net cash provided by operating activities	4,442	1,635

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition net of cash acquired	(84,396)	—
Acquisition of property and equipment	(2,645)	(2,512)

Net cash used for investing activities	(87,041)	(2,512)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	50,273	722
Debt issuance costs	(2,251)	—
Net increase (decrease) in revolving loan	(390)	1,850
Repayment of debt	(5,227)	(2,218)
Issuance of membership units	101,082	—
Distributions to members	(42,500)	(121)
Net cash provided by financing activities	100,987	233

Effect of exchange rate changes	528	(22)
Net increase (decrease) in cash	18,916	(666)
Cash at beginning of period	—	2,653
Cash at end of period	$18,916	$1,987

The accompanying notes are an integral part of the

consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Company
	Members’ capital	Other comprehensive loss	Retained earnings	Total members’ equity

Sale of Membership interest	$101,082	$—	$—	$101,082
Currency translation adjustment	—	(985)	—	(985)
Distribution to members	(42,500)	—	—	(42,500)
Net loss	—	—	(955)	(955)
Balance at March 31, 2003	$58,582	$(985)	$(955)	$56,642

The accompanying notes are an integral part of the

consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                       BASIS OF PRESENTATION

In January 2004, Advanced Accessory Holdings Corporation (“AAHC”) was formed by our direct parent, CHAAS Holdings, LLC (“CHAAS Holdings”) in connection with an offering of our $88,000 aggregate principal amount at maturity, 13¼ Senior Discount Notes due 2011 (the “Senior Discount Notes”).  At that time our direct parent made a contribution of all of its equity interests in CHAAS Acquisitions, LLC to AAHC in exchange for all the outstanding membership units of AAHC.  AAHC is the indirect parent of Advanced Accessory Systems, LLC (the “Predecessor”).  Unless the context otherwise requires, all information which refers to “we,” “our” or “us” refers to AAHC and its subsidiaries.

On April 15, 2003, substantially all of the equity interests of the “Predecessor” were acquired by Castle Harlan Partners IV, L.P. (the “Acquisition”), a private equity investment fund organized and managed by Castle Harlan Inc., a leading private equity firm.  CHAAS Holdings, LLC and its subsidiary, CHAAS Acquisitions, LLC (“CHAAS Acquisitions”) were formed in April 2003 in connection with the Acquisition.

The accompanying financial statements designated as the “Company” are the financial statements of AAHC for periods subsequent to its formation in January 2004 and are the financial statements of CHAAS Acquisitions, its subsidiary, prior to January 2004.  All financial statements prior to April 15, 2003, the date of the Acquisition, are that of Advanced Accessory Systems, LLC and are referred to as the financial statements of the “Predecessor.”

The Acquisition was accounted for in accordance with the purchase method of accounting.  Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements and should be read in conjunction with the Registration Statement on Form S-4 and the Annual Report on Form 10-K for the year ended December 31, 2003 for CHAAS Acquisitions, LLC.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its and the Predecessor’s financial position as of March 31, 2004 and December 31, 2003 and the results of its and the Predecessor’s operations for the three month periods ended March 31, 2004 and 2003.

2.                                       COMPREHENSIVE INCOME

Comprehensive income (loss) for the Company and the Predecessor is as follows:

	Company	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income (loss)	$(955)	$6,811
Change in the cumulative translation adjustment, net of tax	(985)	(1,052)
Comprehensive income (loss)	$(1,940)	$5,759

3.                                       CURRENCY CONTRACTS

We have significant operations in Europe where the functional currency is the Euro.  During 2003, the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward exchange contracts related to the Euro (“Euro Collar”), each with a notional value of €3,000, which mature quarterly, as summarized below.  We provided a $1,900 letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations.  During the first quarter of 2004 we had unrealized gains on our foreign currency options totaling $145, which was recorded in other expense, and three option contracts having zero value expired.

	Euro Collar Exchange Rates, in U.S. Dollars per Euro
	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
	(thousands)
June 30, 2004	€3,000	$1.200	$1.359	$1.400
September 30, 2004	€3,000	$1.200	$1.357	$1.400
December 31, 2004	€3,000	$1.200	$1.354	$1.400
March 31, 2005	€3,000	$1.200	$1.353	$—

4.                                       LONG-TERM DEBT

On February 4, 2004, AAHC issued the Senior Discount Notes, which will have an aggregate principal amount of $88,000 at maturity in a offering exempt from the registration requirements of the Securities Act.  The net proceeds from the issuance were approximately $47,773 after deducting expenses related to the issuance of debt.  In conjunction with the offering, we committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5,000 in the aggregate principal amount of the our then outstanding debt.  On February 5, 2004, we purchased $4,666 face value of the subordinated promissory notes held by members of our Predecessor in connection with the Acquisition.  The amount and terms of additional debt repayments are being negotiated.  Proceeds of $42,500 were used to redeem a portion of the equity interests of our direct parent, CHAAS Holdings.

In connection with the issuance of the Senior Discount Notes, we entered into a registration rights agreement, which required us to offer to the holders of the original notes the opportunity to exchange the original notes for replacement notes (“New Senior Discount Notes”) having a like principal amount of the original notes and identical in all material respects to the original notes, except that the New Senior Discount Notes would not bear legends restricting the transfer thereof.  We filed a registration statement on Form S-4 for the New Senior Discount Notes with the Securities and Exchange Commission (“SEC”) on April 16, 2004.  The registration statement was declared effective by the SEC on April 29, 2004.  We launched an exchange offer with respect to the $88,000 of the original notes on April 30, 2004.  The exchange offer will expire at 5:00 PM EDT, on May 28, 2004 and we expect to consummate the exchange offer promptly thereafter.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements.  Discussions containing forward-looking statements may be found in the material set forth above, in the material set forth below, as well as in this Form 10-Q generally. Forward looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “project,” “will be,” “continue” or variations of such terms, or the use of these terms in the negative.  Our actual results may differ significantly from the results discussed in the forward-looking statements, and such differences may be material.  General risks that may impact the achievement of such forecasts include, but are not limited to: compliance with new laws and regulations, general economic conditions in the markets in which we operate, fluctuation in demand for our products and in the production of vehicles for which we are a supplier, significant raw material price fluctuations, labor disputes with our employees or of our significant customers or suppliers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, our substantial leverage, limitations imposed by our debt facilities, changes in the popularity of particular vehicle models or towing and rack systems, the loss of programs on particular vehicle models, risks associated with conducting business in foreign countries and other business factors.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  actual events or results may differ materially from those discussed in the forward-looking statements.  All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.  The company disclaims any obligation to update any forward looking statements.

OVERVIEW

We are one of the world’s largest designers and manufacturers of exterior accessories for the automotive original equipment manufacturers (“OEM”) market and after market.  We design and manufacture a wide array of both rack systems and towing systems and related accessories.  Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards.  Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins.  Our products are sold as standard accessories or options for a variety of light vehicles.

Company Background

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by Castle Harlan Partners IV, L.P., a private equity investment fund organized and managed by Castle Harlan Inc., a leading private equity firm in connection with the Acquisition. CHAAS Holdings, LLC was formed in April 2003 by Castle Harlan Partners IV, L.P. in connection with the Acquisition and is the indirect parent of the CHAAS Acquisitions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 for the Company Compared to the Three Months Ended March 31, 2003 for the Predecessor.

Net sales.  Net sales for the first quarter of 2004 were $96.6 million, representing an increase of  $11.3 million, or 13.2%, compared with net sales of $85.3 million for the first quarter of 2003.  The increase includes approximately $3.9 million due to the increase of the average exchange rates between the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  The balance of the increase in net sales reflects an increase in sales to our OEM customers of approximately $6.1 million and an increase of approximately $1.3 million in sales to our automotive aftermarket customers.  Sales to OEM customers were higher due to new program launches for SportRack in North America and Europe and for Valley in North America.  These increases were partially offset by decreased prices and lower volumes on existing programs.  Sales for Brink were also higher due to strong European new car sales and an increase in sales of the higher priced detachable towbars.  Aftermarket sales were higher due to strong orders of hitches in North America.

Gross profit.  Gross profit for the first quarter of 2004 was $22.6 million, representing an increase of $1.5 million, or 7.1%, compared with gross profit of $21.1 million for the first quarter of 2003.  The increased gross profit amount resulted from our higher net sales offset partially by a decrease in the gross profit percentage.  Gross profit as a percentage of net sales was 23.4% for the first quarter of 2004 compared to 24.7% for the first quarter of 2003. The decreased gross margin percentage reflects higher costs for steel and aluminum and price decreases to our OEM customers.  The price of steel increased dramatically during the first quarter of 2004 due primarily to several trends in the steel producing industry including increased demand for steel products from China, a weakening U.S. Dollar, the consolidation of the steel producing industry and a reduction in overall production capacity.  In addition to the higher prices we also experienced procurement delays for some steel components.  During the quarter increased cost of steel and production inefficiencies caused by steel procurement delays for steel and components having a high steel content resulted in lower gross profit of approximately $500,000 net of recovery through the introduction of steel surcharges on some of our aftermarket towing systems products.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the first quarter of 2004 were $15.1 million, representing an increase of $2.7 million, or 21.7%, compared with selling, administrative and product development expenses of $12.4 million for the first quarter of 2003. This increase is primarily due to our higher sales, $1.1 million resulting from an increase in the average exchange rates between the U.S. dollar and the European Euro, increases in product development costs for SportRack in support of new OEM programs that are expected to be launched in 2004 and beyond, and the inclusion of management fees to Castle Harlan of $746,000 in the first quarter of 2004.

Amortization of intangible assets.  Amortization of intangible assets for the first quarter of 2004 was $2.1 million compared to $7,000 for the first quarter of 2004.  The increase in amortization primarily results from amortization related to intangible assets identified in the allocation of the Acquisition purchase price.

Operating income.  Our operating income for the first quarter of 2004 was $5.4 million, representing a decrease of $3.2 million, or 37.4%, compared to our operating income of $8.7 million for the first quarter of 2003. This decrease results from the increase in selling, administrative and product development expenses and increase in amortization of intangible assets, offset partially by the increase in gross profit.

Interest expense.  Interest expense for the first quarter of 2004 was $6.1 million, representing an increase of  $2.3 million, or 60.1%, compared to interest expense of $3.8 million for the first quarter of 2003.  The increase is due to the higher level of debt outstanding during the first quarter of 2004 resulting from our purchase of the Predecessor on April 15, 2003 and the issuance of our Senior Discount Notes in February 2004.

Foreign currency gain (loss).  We had a foreign currency loss for the first quarter of 2004 of $773,000 and our Predecessor had a foreign currency gain for the first quarter of 2003 of $3.6 million.  The foreign currency loss is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro.  During the first quarter of 2004 the U.S. Dollar strengthened in comparison with the Euro resulting in the loss at Brink.  The intercompany indebtedness for our foreign subsidiaries other than Brink are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.  Our Predecessor’s foreign currency gains and losses were primarily related to the intercompany indebtedness of our foreign subsidiaries including Brink.  During the first quarter of 2003 the U.S. dollar weakened significantly in relation to the Euro and the Canadian dollar resulting in the foreign currency gain recorded in that period.

Provision for income taxes. During the first quarter of 2004 we had a loss before income taxes of $1.4 million and recorded an income tax benefit of $465,000.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax.  During the first quarter of 2003, the Predecessor had income before income taxes for its taxable subsidiaries totaling $5.1 million and recorded a provision for income taxes of $1.6 million.

Net income (loss).  We had a net loss of $955,000 for the first quarter of 2004 and our Predecessor had net income of $6.8 million for the first quarter of 2003.  The decrease in the first quarter of 2004 reflects lower operating income together with increased interest expense, the foreign currency loss for the first quarter of 2004 as compared to the foreign currency gain during the first quarter of 2003. These were offset partially by the tax benefit during the first quarter of 2004 as compared to a tax provision for the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our indebtedness at March 31, 2004 was $244.4 million including current maturities of $1.9 million.  We expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our revolving credit facilities.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company
	March 31, 2004	December 31, 2003
	(in thousands)

Working Capital	$87,193	$84,341

	Company	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2003
	(in thousands)	(in thousands)

Cash flows provided by operating activities	$4,442	$1,635
Cash flows (used for) investing activities	$(87,041)	$(2,512)
Cash flows provided by financing activities	$100,987	$233

Working capital

Working capital increased by $2.9 million to $87.2 million at March 31, 2004 from $84.3 million at December 31, 2003 due primarily to an increase in accounts receivable of $10.3 million, an increase in inventories of $3.4 million, an increase in other current assets of $1.2 million, increase in cash of $1.4 million and a change in the net current deferred tax assets and liabilities of $2.3 million.  These increases were partially offset by increases in accounts payable and accrued liabilities of $8.5 million and $7.4 million, respectively.  Working capital was further reduced by $690,000 due to the effect of declining exchange rates between the U.S. dollar and both the European Euro and the Canadian dollar, which are the functional currencies of several of our foreign subsidiaries.

The increase in accounts receivable was attributable to the timing of payments from OEM customers and to increased sales levels in the first quarter of 2004 as compared with the fourth quarter of 2003.  Differences in sales levels between the two quarters are partly due to seasonal factors and increased sales to automotive OEMs.  Increases in accounts payable reflected increased purchasing activities to support the increased sales volume.  Inventory increased primarily for our aftermarket products to support seasonally higher sales for the period as compared with the period prior to December 31, 2003.  The increase in accrued expenses is primarily due to an increase in accrued interest on our subsidiary’s $150 million of senior notes.

Operating Activities

Our operations provided $4.4 million in cash during the first quarter of 2004 and our Predecessor’s operations provided $1.6 million in cash for the first quarter of 2003.  The increase for 2004 is primarily due to a smaller increase in working capital excluding cash during the first quarter of 2004 as compared to the increase in working capital excluding cash for the first quarter of 2003.  A decrease in operating income partially offset this increase.

Investing Activities

In conjunction with our Senior Discount Notes offering our direct parent, CHAAS Holdings mad a contribution of all the outstanding membership units in CHAAS Acquisitions to AAHC for all the outstanding membership units of AAHC.  Cash flow used for investing activities for the first quarter of 2004 and 2003 also included acquisitions of property and equipment of $2.6 million and $2.5 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance.

Financing Activities

During the first quarter of 2004 financing cash flows included, the issuance of our membership units for $101.1 million, proceeds from the issuance of our Senior Discount Notes of $50.2 million, payment of debt issuance costs of $2.3 million, repayment of debt of $5.2 million, a reduction in the revolving line of credit of $390,000 and repayments under our term note and capital leases of $480,000.  During the first quarter of 2003 our Predecessor made $2.2 million in regularly scheduled principal payments on its term notes under its then existing credit facility, borrowed $1.9 million on its revolving facility, borrowed $722,000 under capital leases and made distributions to its members totaling $121,000.

Debt and Credit Sources

Our indebtedness was $244.4 million at March 31, 2004.  The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities.  As of March 31, 2004, we had borrowings under the revolving credit facilities totaling $17.3 million and had $31.3 million of available borrowing capacity.  Standby letters of credit totaling $2.9 million provided as security for our U.S. workers compensation program and $1.9 million providing security to a financial institution for foreign currency instruments reduced borrowing availability.  As of March 31, 2004, we were in compliance with the various covenants under the debt agreements pursuant to which we have borrowed or may borrow.   Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

On February 4, 2004, we issued our Senior Discount Notes, which will have an aggregate principal amount of $88.0 million at maturity in a offering exempt from the registration requirements of the Securities Act.  The net proceeds from the issuance were approximately $47.8 million after deduction of expenses related to the issuance.  In conjunction with the offering, we committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5.0 million in the aggregate principal amount of the our then outstanding debt.  On February 5, 2004, we purchased $4.7 face value of the subordinated promissory notes held by members of our Predecessor in connection with the Acquisition.  The amount and terms of additional debt repayments are being negotiated.  Proceeds of $42.5 million were used to redeem a portion of the equity interests of our direct parent, CHAAS Holdings.

In connection with the issuance of the Senior Discount Notes, we entered into a registration rights agreement, which required us to offer to the holders of the original notes the opportunity to exchange the original notes for replacement notes having a like principal amount of the original notes and identical in all material respects tot he original notes, except that the New Senior Discount Notes would not bear legends restricting the transfer thereof.  We filed a registration statement on Form S-4 for the New Senior Discount Notes with the SEC on April 16, 2004.  The registration statement was declared effective by the SEC on April 29, 2004.  We launched an exchange offer with respect to the $88.0 million of the original notes on April 30, 2004.  The exchange offer will expire at 5:00 PM EDT, on May 28, 2004 and we expect to consummate the exchange offer on May 29, 2004.

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under our current or successor credit facilities.  We anticipate that, based on current and expected levels of operations, our operating cash flow, together with borrowings under the revolving credit facility, should be sufficient to meet our debt service, working capital and capital expenditure requirements for the foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, we could raise equity capital.  See the introductory paragraph of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We conduct operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy.  Net sales from international operations during the first quarter of 2004 were approximately $34.6 million, or 35.8% of our net sales. At March 31, 2004, assets associated with these operations were approximately 35.0% of total assets, and we had indebtedness denominated in currencies other than the U.S. Dollar of approximately $22.1 million.

Our international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries.  Most of the revenues and costs and expenses of our operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.

Currency contracts

We have significant operations in Europe where the functional currency is the Euro.  During 2003, the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward exchange contracts related to the Euro (“Euro Collar”), each with a notional value of €3.0 million, which mature quarterly, as summarized below.  We provided a $1.9 million letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations.  During the first quarter of 2004 we had unrealized gains on our foreign currency options totaling $145,000, which was included in other expense and three option contracts having zero value expired.

	Euro Collar Exchange Rates
	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
	(thousands)
June 30, 2004	€3,000	$1.200	$1.359	$1.400
September 30, 2004	€3,000	$1.200	$1.357	$1.400
December 31, 2004	€3,000	$1.200	$1.354	$1.400
March 31, 2005	€3,000	$1.200	$1.353	$—

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

In February 2004, we executed several foreign currency option contracts.  See “ – Managements Discussion and Analysis of Financial Condition and Results of Operations – Currency Contracts”.

Item 4.             Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION AND SIGNATURE

Item 1.    Legal Proceedings

From time to time, we are subject to routine legal proceedings incidental to the operation of our business.  The outcome of any threatened or pending proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts.  The Company maintains insurance coverage against claims in an amount which it believes to be adequate.

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security-Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K

None

ADVANCED ACCESSORY HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED ACCESSORY HOLDINGS CORPORTION

Date: May 12, 2004	/s/ Ronald J. Gardhouse
Ronald J. Gardhouse
Chief Financial Officer
(Principal Financial Officer
and Authorized Signatory)

ADVANCED ACCESSORY HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.