Form 10-Q
period 2004-06-30
ADVANCED ACCESSORY HOLDINGS CORP
filed 2004-08-11
CIK 1276721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes    ☒      No    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2004

Common	100

ADVANCED ACCESSORY HOLDINGS CORPORATION

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Condensed Balance Sheet of the Company as of June 30, 2004 and as of December 31, 2003

Consolidated Condensed Statements of Operations of the Company for the three months ended June 30, 2004, the six months ended June 30, 2004 and for the period from April 15, 2003 through June 30, 2003 and the Consolidated Condensed Statements of Operations for the Predecessor for the periods April 1, 2003 through April 14, 2003 and January 1, 2003 through April 14, 2003

Consolidated Condensed Statements of Cash Flows for the Company for the six months ended June 30, 2004 and the period April 15, 2003 through June 30, 2003 and the Consolidated Condensed Statements of Cash Flows for the Predecessor for the period January 1, 2003 through April 14, 2003

Consolidated Condensed Statement of Changes in Members’ Equity for the six months ended June 30, 2004 for the Company

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

Signature

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

(Dollars in thousands)

	Company
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash	$10,950	$16,686
Accounts receivable, less reserves of $1,939 and $2,189, respectively	75,113	55,363
Inventories
Raw materials	21,199	19,039
Work-in-process	10,217	9,662
Finished goods	23,450	23,075
Reserves	(3,847)	(3,448)
Total inventories	51,019	48,328
Deferred income taxes	10,566	6,087
Other current assets	16,121	14,987
Total current assets	163,769	141,451
Property and equipment, net	72,580	73,795
Goodwill	39,596	39,596
Other intangible assets, net	107,371	110,156
Deferred income taxes	474	336
Other noncurrent assets	2,397	2,257
	$386,187	$367,591

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,859	$1,909
Accounts payable	45,222	33,285
Accrued liabilities	26,348	21,328
Deferred income taxes	547	588
Total current liabilities	73,976	57,110

Noncurrent liabilities
Deferred income taxes	8,419	8,343
Other noncurrent liabilities	4,042	4,151
Long-term debt, less current maturities	243,451	196,905
Total noncurrent liabilities	255,912	209,399

Members’ equity
Units	58,582	100,900
Other comprehensive income	(1,286)	5,690
Accumulated deficit	(997)	(5,508)
	56,299	101,082
	$386,187	$367,591

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Company			Predecessor
	Three months ended June 30, 2004	Six months ended June 30, 2004	Period from April 15, 2003 through June 30, 2003	Period from April 1, 2003 through April 14, 2003	Period from January 1, 2003 through April 14, 2003

Net sales	$108,346	$204,977	$84,230	$16,514	$101,854
Cost of sales	83,329	157,393	63,075	12,247	76,508

Gross profit	25,017	47,584	21,155	4,267	25,346
Selling, administrative and product development expenses	15,629	30,714	9,389	2,688	14,908
Stock option compensation	—	—	—	10,125	10,125
Transaction expenses	—	—	—	3,605	3,784
Amortization of intangible assets	2,113	4,164	—	4	11

Operating income (loss)	7,275	12,706	11,766	(12,155)	(3,482)
Other income (expense)
Interest expense	(7,054)	(13,188)	(3,524)	(940)	(4,772)
Loss resulting from debt extinguishment	—	—	(5,967)	—	—
Foreign currency gain (loss), net	15	(758)	2	(356)	3,240
Other income (expense)	(240)	(184)	71	(19)	(84)

Income (loss) before income taxes	(4)	(1,424)	2,348	(13,470)	(5,098)
Provision (benefit) for income taxes	38	(427)	1,889	39	1,600

Net income (loss)	$(42)	$(997)	$459	$(13,509)	$(6,698)

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Company		Predecessor
	Six months ended June 30, 2004	Period from April 15, 2003 through June 30, 2003	Period from January 1, 2003 through April 14, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(997)	$459	$(6,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,810	2,753	3,695
Stock option compensation	—	—	10,125
Loss resulting from debt extinguishment	—	5,939	—
Deferred taxes	(4,502)	(1,237)	(87)
Foreign currency (gain) loss	166	(2)	(3,061)
(Gain) loss on disposal of assets	123	(11)	68
Interest accretion on notes	3,376	—	—
Changes in assets and liabilities, net	(7,818)	(11,361)	(1,144)

Net cash provided by (used for) operating activities	1,158	(3,460)	2,898

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of predecessor, net of cash acquired	(84,396)	(108,367)	—
Acquisition of property and equipment	(6,076)	(2,061)	(2,512)
Net cash (used for) investing activities	(90,472)	(110,428)	(2,512)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	50,273	347,533	—
Debt issuance costs	(2,462)	(11,374)	—
Net increase (decrease) in revolving loan	(769)	2,252	6,426
Repayment of debt	(5,835)	(328,306)	(2,218)
Issuance of membership units	101,082	100,900	—
Distributions to members	(42,500)	—	(121)
Net cash provided by financing activities	99,789	111,005	4,087

Effect of exchange rate changes	475	867	(296)
Net increase (decrease) in cash	10,950	(2,016)	4,177
Cash at beginning of period	—	6,830	2,653
Cash at end of period	$10,950	$4,814	$6,830

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Company
	Members’ capital	Other comprehensive loss	Retained earnings	Total members’ equity

Sale of Membership interest	$101,082	$—	$—	$101,082
Currency translation adjustment	—	(1,286)	—	(1,286)
Distribution to members	(42,500)	—	—	(42,500)
Net loss	—	—	(997)	(997)
Balance at June 30, 2004	$58,582	$(1,286)	$(997)	$56,299

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                       BASIS OF PRESENTATION

In January 2004, Advanced Accessory Holdings Corporation (“AAHC”) was formed by our direct parent, CHAAS Holdings, LLC (“CHAAS Holdings”) in connection with an offering of our $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011 (the “Senior Discount Notes”).  At that time our direct parent made a contribution of all of its equity interests in CHAAS Acquisitions, LLC to AAHC in exchange for all the outstanding membership units of AAHC.  AAHC is the indirect parent of Advanced Accessory Systems, LLC (the “Predecessor”).  Unless the context otherwise requires, all information which refers to “we,” “our” or “us” refers to AAHC and its subsidiaries.

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

The accompanying financial statements designated as the “Company” are the financial statements of AAHC for periods subsequent to its formation in January 2004 and are the financial statements of CHAAS Acquisitions LLC, its subsidiary, prior to January 2004.  All financial statements prior to April 15, 2003, the date of the Acquisition, are that of Advanced Accessory Systems, LLC and are referred to as the financial statements of the “Predecessor.”

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its and the Predecessor’s financial position as of June 30, 2004 and December 31, 2003 and the results of its and the Predecessor’s operations for the six-month and three-month periods ended June 30, 2004 and 2003.

2.                                       COMPREHENSIVE INCOME

Comprehensive income (loss) for the Company and the Predecessor is as follows:

	Company			Predecessor
	Three months ended June 30, 2004	Six months ended June 30, 2004	Period from April 15, 2003 through June 30, 2003	Period from April 1, 2003 through April 14, 2003	Period from January 1, 2003 through April 14, 2003
Net income (loss)	$(42)	$(997)	$459	$(13,509)	$(6,698)
Change in the cumulative translation adjustment, net of tax	(301)	(1,286)	(911)	628	(424)
Comprehensive income (loss)	$(343)	$(2,283)	$(452)	$(12,881)	$(7,122)

3.                                       CURRENCY CONTRACTS

We have significant operations in Europe where the functional currency is the Euro.  During 2003, the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”), each with a notional value of €3,000, which mature quarterly, as summarized below.  On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1, we entered into additional foreign currency option contracts also summarized below.  We provided a $1,900 letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations.  For the three and six months ended June 30, 2004 we had unrealized losses on our foreign currency options totaling $440 and $295, respectively, which were recorded in other expense.  Three options having zero value expired during the second quarter and six options expired during the first six months of 2004.

	Euro Collar Exchange Rates
Expiration Date	Contract Date	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
		(thousands)
September 30, 2004	February 12, 2004	€3,000	$1.200	$1.357	$1.400
December 31, 2004	February 12, 2004	€3,000	$1.200	$1.354	$1.400
March 31, 2005	February 12, 2004	€3,000	$1.200	$1.353	$—
June 28, 2005	May 12, 2004	€3,000	$1.150	$1.242	$1.300

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

In connection with the issuance of the Senior Discount Notes, we entered into a registration rights agreement which required us to offer the holders of the original notes the opportunity to exchange them for replacement notes which are identical in principal amount and all other material respects to the original notes, except that the New Senior Discount Notes would not bear legends restricting the transfer thereof.  We filed a registration statement on Form S-4 for the New Senior Discount Notes with the Securities and Exchange Commission (“SEC”) on April 16, 2004.  The SEC declared the registration statement effective on April 29, 2004.  We launched an exchange offer with respect to the $88,000 of the original notes on April 30, 2004.  The exchange offer expired on May 28, 2004 and was consummated on June 1, 2004.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements.  Discussions containing forward-looking statements may be found in the material set forth above, in the material set forth below, as well as in this Form 10-Q generally. Forward looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “project,” “will be,” “continue” or variations of such terms, or the use of these terms in the negative.  Our actual results may differ significantly from the results discussed in the forward-looking statements, and such differences may be material.  General risks that may impact the achievement of such forecasts include, but are not limited to: compliance with new laws and regulations, general economic conditions in the markets in which we operate, fluctuation in demand for our products and in the production of vehicles for which we are a supplier, significant raw material price fluctuations, labor disputes with our employees or of our significant customers or suppliers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, our substantial leverage, limitations imposed by our debt facilities, changes in the popularity of particular vehicle models or towing and rack systems, the loss of programs on particular vehicle models, risks associated with conducting business in foreign countries and other business factors.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual events or results may differ materially from those discussed in the forward-looking statements.  All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.  The company disclaims any obligation to update any forward-looking statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 for the Company Compared to the Period April 15, 2003 through June 30, 2003 for the Company and the Period from April 1, 2003 through April 14, 2003 for the Predecessor.

Net sales.  Net sales for the second quarter of 2004 were $108.3 million.  Net sales for the period from April 15, 2003 through June 30, 2003 were $84.2 million and for the period from April 1, 2003 through April 14, 2003 were $16.5 million.  This increase for the full quarter of $7.6 million, or 7.5%, includes approximately $2.2 million due to the increase of the average exchange rates between the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  The balance of the increase in net sales reflects an increase in sales to our OEM customers of approximately $3.6 million and an increase of approximately $1.8 million representing revenue from surcharges for steel imposed primarily on products sold to aftermarket customers. Without the effect of these surcharges, sales to aftermarket customers were virtually unchanged during the period.  Sales to OEM customers were higher due to new program launches for SportRack in Europe and for Valley in North America.  These increases were partially offset by decreased prices and lower volumes on existing programs.  Sales for Brink were higher due to strong European new car sales and an increase in sales of the higher priced detachable towbars.

Gross profit.  Gross profit for the second quarter of 2004 was $25.0 million.  Gross profit for the period from April 15, 2003 through June 30, 2003 was $21.2 million and for the period from April 1, 2003 through April 14, 2003 was $4.3 million.  Gross profit as a percentage of net sales was 23.1% for the second quarter of 2004.  The gross profit percentage was 25.1% and 25.8% during the period from April 15, 2003 through June 30, 2003 and the period from April 1, 2003 through April 14, 2003, respectively.  The decrease in gross profit of $405,000 or 1.6% and in gross margin percentage reflects higher costs for steel and aluminum, price decreases to our OEM customers and higher rent expense.  The price of steel continued to increase dramatically during the second quarter of 2004 due primarily to several trends in the steel producing industry including increased demand for steel products from China, the weakened U.S. Dollar, the consolidation of the steel producing industry and a reduction in overall production capacity.  In addition to the higher prices we also experienced delays in procurement of some steel components.  During the quarter, increased cost of steel and production inefficiencies caused by delays in procurement of steel and components having a high steel content resulted in lower gross profit of approximately $1.9 million net of recovery through the introduction of steel surcharges on some of our aftermarket towing systems products. In order to secure future business with certain of our OEM customers we granted price decreases on several products.  These reduced prices totaled approximately $800,000 during the second quarter.  Gross profit was further reduced by approximately $258,000 in increased rent expense for two manufacturing facilities that were included in a sale and leaseback transaction during the fourth quarter of 2003.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the second quarter of 2004 were $15.6 million.  Selling, administrative and product development expenses for the period from April 15, 2003 through June 30, 2003 and for the period from April 1, 2003 through April 14, 2003 were $9.4 million and $2.7 million, respectively.  This increase of $3.6 million, or 29.4%, is primarily due to our higher sales, an increase of $500,000 resulting from an increase in the average exchange rates between the U.S. dollar and the Euro, increases in product development costs for SportRack in support of new OEM programs that are expected to be launched in 2004 and beyond and higher corporate expenses.

Stock option compensation.  During the period from April 1, 2003 through April 14, 2003, holders of all outstanding membership units and warrants exercised their options to purchase membership units of our Predecessor prior to the acquisition.  In connection with the transaction, our Predecessor recorded stock option compensation during this period of $10.1 million, representing the fair market value of the underlying units less the related exercise price and the recorded value of the warrants.

Transaction expenses.  During the period from April 1, 2003 through April 14, 2003, our Predecessor incurred $3.6 million in expenses related to the Acquisition, including legal, accounting and other advisor fees.

Amortization of intangible assets.  Amortization of intangible assets for the second quarter of 2004 was $2.1 million and was $4,000 for period from April 1, 2003 through April 14, 2003.  The increase primarily results from amortization related to intangible assets identified in the allocation of the Acquisition purchase price.

Operating income (loss).  Our operating income for the second quarter of 2004 was $7.3 million.  Our operating income for the period from April 15, 2003 through June 30, 2003 was $11.8 million.  We had an operating loss of $12.2 million during the period from April 1, 2003 through April 14, 2003.  The change in operating income of $7.7 million resulted from stock option compensation and transaction expenses of $10.1 million and $3.6 million, respectively, incurred in 2003.  These were partially offset by the increased selling, administrative and product development expenses in 2004, increased amortization of intangible assets and decreased gross profit.

Interest expense.  Interest expense for the second quarter of 2004 was $7.1 million.  Interest expense for the period from April 15, 2003 through June 30, 2003 and for the period from April 1, 2003 through April 14, 2003 was $3.5 million and $940,000, respectively.  This increase of  $2.6 million, or 58.0% is due to the higher level of debt outstanding during the second quarter of 2004 resulting from our purchase of the Predecessor on April 15, 2003 and the issuance of our Senior Discount Notes in February 2004.

Foreign currency gain (loss).  We had a foreign currency gain in the second quarter of 2004 of $15,000.  We had a foreign currency gain during the period from April 15, 2003 through June 30, 2003 of  $2,000 and a foreign currency loss during the period from April 1, 2003 through April 14, 2003, of $356,000.  This increase of  $369,000 is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro.  During the second quarter of 2004 the U.S. Dollar first strengthened in comparison with the Euro and then had two months of weakening.  This mix and changes in the underlying U.S. Dollar loan exposure resulted in the immaterial gain at Brink.  The intercompany indebtedness for our foreign subsidiaries other than Brink are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.  Our Predecessor’s foreign currency gains and losses were primarily related to the intercompany indebtedness of our foreign subsidiaries including Brink.

Provision for income taxes. During the second quarter of 2004 we had a loss before income taxes of $4,000 and recorded an income tax provision of $38,000.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members.

Certain of the Company’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax.  During the period from April 15, 2003 through June 30, 2003 we had net income before taxes of $2.3 million and recorded a provision for income taxes of $1.9 million.  During the period from April 1, 2003 through April 14, 2003we had a loss before income taxes of $13.5 million and recorded a benefit for income taxes of $39,000.

Net income (loss). We had a net loss of $42,000 for the second quarter of 2004, net income of $459 thousand for the period from April 15, 2003 through June 30, 2003 and a net loss of $13.5 million for the period from April 1, 2003 through April 14, 2003. The increase of $13.0 million is due to higher operating income in 2004, the loss resulting from debt extinguishment in 2003, the foreign currency gain in 2004 as compared with a foreign currency loss in 2003 and a lower provision for income taxes in 2004.  These were partially offset by higher interest expense in 2004.

Six Months Ended June 30, 2004 for the Company Compared to the Period April 15, 2003 through June 30, 2003 for the Company and the Period from January 1, 2003 through April 14, 2003 for the Predecessor.

Net sales.  Net sales for the first six months of 2004 were $205.0 million.  Net sales for the period from April 15, 2003 through June 30, 2003 and for the period from January 1, 2003 through April 14, 2003 were $84.2 million and $101.9 million respectively.  This increase of  $18.9 million, or 10.2%, includes approximately $6.0 million due to the increase of the average exchange rates between the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  The balance of the increase in net sales reflects an increase in sales to our OEM customers of approximately $9.8 million, an increase of approximately $1.9 million in sales to our automotive aftermarket customers and an increase of approximately $1.9 million representing revenue from surcharges for steel imposed primarily on products sold to aftermarket customers.  Sales to OEM customers were higher due to new program launches for SportRack in North America and Europe and for Valley in North America.  These increases were partially offset by decreased prices and lower volumes on existing programs.  Sales for Brink were higher due to strong European new car sales and an increase in sales of the higher priced detachable towbars.  Aftermarket sales were higher due to strong orders of hitches in North America.

Gross profit.  Gross profit for the first six months of 2004 was $47.6 million.  Gross profit for the period from April 15, 2003 through June 30, 2003 and for the period from January 1, 2003 through April 14, 2003 was $21.2 million and $25.3 million, respectively.  This increase of $1.1 million, or 2.3%, resulted from our higher net sales offset partially by a decrease in the gross profit percentage.  Gross profit as a percentage of net sales was 23.2% for the first six months of 2004, 25.1% for the period from April 15, 2003 through June 30, 2003 and 24.9% for the period from January 1, 2003 through April 14, 2003. The decreased gross margin percentage reflects higher costs for steel and aluminum, price decreases to our OEM customers and higher rent expense. The price of steel increased dramatically during the first half of 2004 due primarily to several trends in the steel producing industry including increased demand for steel products from China, the weakened U.S. Dollar, the consolidation of the steel producing industry and a reduction in overall production capacity.  In addition to the higher prices we also experienced delays in procurement of some steel components.  During the first six months of 2004 increased cost of steel and production inefficiencies caused by delays in procurement of steel and components having a high steel content resulted in lower gross profit of approximately $2.4 million net of recovery through the introduction of steel surcharges on some of our aftermarket towing systems products.  In order to secure future business with certain of our OEM customers we granted price decreases on several products.  These reduced prices totaled approximately $800,000 during the first six months. Gross profit was further reduced by approximately $600,000 in increased rent expense for two manufacturing facilities that were included in a sale and leaseback transaction during the fourth quarter of 2003.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the first six months of 2004 were $30.7 million.  Selling, administrative and product development expenses for the period from April 15, 2003 through June 30, 2003 and from the period from January 1, 2003 through April 14, 2003 were $9.4 million and $14.9 million, respectively.  This increase of $6.4 million, or 26.4%, is primarily due to our higher sales, $1.6 million resulting from an increase in the average exchange rates between the U.S. dollar and the Euro, increases in product development costs for SportRack in support of new OEM programs that are expected to be launched in 2004 and beyond, the inclusion of management fees to Castle Harlan of $870,000 in the first six months of 2004 and higher corporate expenses.

Stock option compensation.  During the period from April 1, 2003 through April 14, 2003, holders of all outstanding membership units and warrants exercised their options to purchase membership units of our Predecessor prior to the acquisition.  In connection with the transaction, our Predecessor recorded stock option compensation during this period of $10.1 million, representing the fair market value of the underlying units less the related exercise price and the recorded value of the warrants.

Transaction expenses.  During the period from January 1, 2003 through April 14, 2003, our Predecessor incurred $3.8 million in expenses related to the acquisition, including legal, accounting and other advisor fees.

Amortization of intangible assets.  Amortization of intangible assets was $4.2 million for the first six months of 2004 and  $11,000 for the period from January 1, 2003 through April 14, 2003.  The increase in amortization primarily results from amortization related to intangible assets identified in the allocation of the Acquisition purchase price.

Operating income.  Our operating income was $12.7 million for the first six months of 2004 and $11.8 million for the period form April 15, 2003 through June 30, 2003.  We had an operating loss for the period from January 1, 2003 through April 14, 2003 of  $3.5 million.  This increase of $4.4 million resulted from higher gross profit in 2004 and stock option compensation and transaction expenses of $10.1 million and $3.6 million, respectively, that were incurred in 2003.  These were partially offset by increased selling, administrative and product development expenses and an increase in amortization of intangible assets.

Interest expense.  Interest expense for the first six months of 2004 was $13.2 million.  Interest expense for the period from April 15, 2003 through June 30, 2003 and for the period from January 1, 2003 through April 14, 2003 was $3.5 million and $4.8 million, respectively.  This increase of  $4.9 million, or 59.0%, is due to the higher level of debt outstanding during the first six months of 2004 resulting from our purchase of the Predecessor on April 15, 2003 and the issuance of our Senior Discount Notes in February 2004.

Loss resulting from debt extinguishment.  On May 23, 2003, we issued $150 million of our 10¾% senior notes due 2011, the proceeds of which were used to repay a senior subordinated bridge note and a portion of our credit facility.  As a result we incurred an extinguishment loss of $6.0 million.

Foreign currency gain (loss).  We had a foreign currency loss for the first six months of 2004 of $758,000.  We had foreign currency gains during the period from April 15, 2003 through June 30, 2003 and the period from January 1, 2003 through April 14, 2003, of $2,000 and $3.2 million, respectively. The foreign currency loss is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro.  During the first six months of 2004 the U.S. Dollar strengthened in comparison with the Euro resulting in the loss at Brink.  The intercompany indebtedness for our foreign subsidiaries other than Brink is deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.  Our Predecessor’s foreign currency gains and losses were primarily related to the intercompany indebtedness of our foreign subsidiaries including Brink.  During the period from April 15, 2003 through June 30, 2003 and the period from January 1, 2003 through April 14, 2003 the U.S. dollar weakened in relation to the Euro and the Canadian dollar resulting in the foreign currency gain recorded in those periods.

Provision for income taxes. During the first six months of 2004 we had a loss before income taxes of $1.4 million and recorded an income tax benefit of $427,000.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax.  During the period from April 15, 2003 through June 30, 2003, we had net income before taxes of $2.3 million and recorded a provision for income taxes of $1.9 million.  During the period from January 1, 2003 through April 14, 2003 we had a loss before income taxes of $5.1 million and recorded a provision for income taxes of $1.6 million.

Net income (loss).  We had a net loss of $1.0 million for the first six months of 2004, net income of $459,000 for the period from April 15, 2003 through June 30, 2003 and a net loss of $6.7 million for the period from January 1, 2003 through April 14, 2003. The increase of $5.2 million is due to higher operating income in 2004, the loss resulting from debt extinguishment in 2003 and recording an income tax benefit in 2004 rather than a provision for income taxes in 2003.  These were partially offset by higher interest expense in 2004 and the foreign currency loss in 2004 as compared with a foreign currency gain in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our indebtedness at June 30, 2004 was $245.3 million including current maturities of $1.9 million.  We expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our revolving credit facilities.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company
	June 30, 2004	December 31, 2003
	(in thousands)
Working Capital	$89,793	$84,341

	Company		Predecessor
	Six months ended June 30, 2004	Period from April 15, 2003 through June 30, 2003	Period from January 1, 2003 through April 14, 2003
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$1,158	$(3,460)	$2,898
Cash flows (used for) investing activities	$(90,472)	$(110,428)	$(2,512)
Cash flows provided by financing activities	$99,789	$111,005	$4,087

Working capital

Working capital increased by $5.5 million to $89.8 million at June 30, 2004 from $84.3 million at December 31, 2003 due primarily to an increase in accounts receivable of $20.4 million, an increase in inventories of $3.6 million, an increase in deferred tax assets of $4.5 million and an increase in other current assets of $1.1 million. These increases were partially offset by a decrease in cash of $5.7 million, an increase in accounts payable of $12.3 million, an increase in other current liabilities of $5.1 million and a decrease related to foreign currency exchange rates of the functional currencies of our foreign subsidiaries of $980,000.

The increase in accounts receivable was attributable to the timing of payments from OEM customers and to increased sales levels in the second quarter of 2004 as compared with the fourth quarter 2003.  Differences in sales levels between the two periods are primarily due to increased sales to automotive OEMs and seasonal sales levels of our aftermarket products.  Our aftermarket products have higher sales in the second and third quarters and lower sales in the fourth and first quarters.  Increases in accounts payable reflected increased purchasing activities to support the increased sales volume.  Inventory increased primarily for our aftermarket products to support seasonally higher sales for the period as compared with the period prior to December 31, 2003.  The increase in accrued expenses is primarily due to an increase in accrued interest on our subsidiary’s $150 million of Senior Notes.

Operating Activities

Our operations provided $1.2 million in cash during the first six months of 2004 compared to a use of $562,000 in cash for the first six months of 2003.  The increase for 2004 is primarily due to the use in 2003 of $10.1 million for stock option compensation and $6.0 million for extinguishment of debt.  These uses are offset by increased net income before depreciation and amortization of $9.8 million during the first six months of 2004 as compared to $209,000 in the first six months of 2003 and a smaller increase in working capital excluding cash for the same periods.

Investing Activities

During the first six months of 2004 we acquired CHAAS Acquisitions, our wholly owned subsidiary, from our direct parent for $84.4 million net of cash on hand of $16.7 million and during the first six months of 2003 we acquired all of the equity interests of Advanced Accessory Systems, LLC for $108.4 million. Cash flow used for investing activities for the first six months of 2004 and 2003 also included acquisitions of property and equipment of $6.1 million and $4.6 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance.

Financing Activities

During the first six months of 2004 financing cash flows included the issuance of our membership units for $101.1 million, proceeds from the issuance of our Senior Discount Notes of $50.3 million, payment of debt issuance costs of $2.5 million, repayment of debt of $5.8 million, a reduction in the revolving line of credit of $769,000 and a payment to our direct parent of $42.5 million to redeem a portion of their equity interest.

During the period from April 15, 2003 through June 30, 2003 financing cash flows included the proceeds from the issuance of membership units totaling $100.9 million and proceeds from borrowing related to our purchase of the Predecessor on April 15, 2003, including $106.0 million borrowed under a new credit facility, a $55.0 million convertible senior subordinated bridge note and a $10.0 subordinated promissory note issued by the sellers of Advanced Accessory Systems, LLC (see “Debt and Credit Sources” below).   A portion of these proceeds were used to pay debt issuance costs and pay a portion of our Predecessor’s indebtedness including all amounts due under its then existing credit facility.  On May 23, 2003 we sold $150.0 million of our Senior Notes due 2011 which proceeds were used to refinance the convertible senior subordinated note and a portion of loans under the new credit facility.   We also borrowed an additional $2.3 million under our revolving loans.

During the period from January 1, 2003 through April 14, 2003 our Predecessor made $2.2 million in regularly scheduled principal payments on its term notes under its then existing credit facility, borrowed $6.4 million on its revolving facility and made distributions to its members totaling $121,000.

Debt and Credit Sources

Our indebtedness was $245.3 million at June 30, 2004.  The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities.  As of June 30, 2004, we had borrowings under the revolving credit facilities totaling $16.9 million and had $31.7 million of available borrowing capacity.  Standby letters of credit totaling $2.9 million provided as security for our U.S. workers compensation program and $1.9 million provided security to a financial institution for foreign currency instruments reduced borrowing availability.  As of June 30, 2004, we were in compliance with the various covenants under the debt agreements pursuant to which we have borrowed or may borrow.   Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

On February 4, 2004, we issued our Senior Discount Notes, which will have an aggregate principal amount of $88.0 million at maturity in a offering exempt from the registration requirements of the Securities Act.  The net proceeds from the issuance were approximately $47.8 million after deduction of expenses related to the issuance.  In conjunction with the offering, we committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5.0 million in the aggregate principal amount of our then outstanding debt.  On February 5, 2004, we purchased $4.7 million face value of the subordinated promissory notes held by members of our Predecessor in connection with the Acquisition.  Proceeds of $42.5 million were used to redeem a portion of the equity interests of our direct parent, CHAAS Holdings.

In connection with the issuance of the Senior Discount Notes, we entered into a registration rights agreement which required us to offer the holders of the original notes the opportunity to exchange them for replacement notes which are identical in principal amount and all other material respects to the original notes, except that the New Senior Discount Notes would not bear legends restricting the transfer thereof.  We filed a registration statement on Form S-4 for the New Senior Discount Notes with the SEC on April 16, 2004.  The SEC declared the registration statement effective on April 29, 2004.  We launched an exchange offer with respect to the $88.0 million of the original notes on April 30, 2004.  The exchange was consummated on May 29, 2004.

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under our current or successor credit facilities.  We anticipate that, based on current and expected levels of operations, our operating cash flow, together with borrowings under the revolving credit facility, should be sufficient to meet our debt service, working capital and capital expenditure requirements for the foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If we are unable to service our indebtedness we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, we could raise equity capital.  See the introductory paragraph of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We conduct operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy.  Net sales from international operations during the second quarter of 2004 were approximately $44.0 million, or 40.6% of our net sales. At June 30, 2004, assets associated with these operations were approximately 35.4% of total assets, and we had indebtedness denominated in currencies other than the U.S. Dollar of approximately $21.7 million.

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

Currency contracts

We have significant operations in Europe where the functional currency is the Euro.  During 2003 the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”), each with a notional value of €3.0 million, which mature quarterly, as summarized below.  On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1, we entered into additional foreign currency option contracts also summarized below.  We provided a $1.9 million letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations. For the three and six months ended June 30, 2004 we had unrealized losses on our foreign currency options totaling $440,000 and $295,000, respectively, which was recorded in other expense.  Three options having zero value expired during the second quarter and six options expired during the first six months of 2004.

	Euro Collar Exchange Rates
Expiration Date	Contract Date	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
		(thousands)
September 30, 2004	February 12, 2004	€3,000	$1.200	$1.357	$1.400
December 31, 2004	February 12, 2004	€3,000	$1.200	$1.354	$1.400
March 31, 2005	February 12, 2004	€3,000	$1.200	$1.353	$—
June 28, 2005	May 12, 2004	€3,000	$1.150	$1.242	$1.300

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

In February 2004, we executed several foreign currency option contracts.  See “ – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Currency Contracts”.

Item 4.             Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

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

ADVANCED ACCESSORY HOLDINGS CORPORTION

Date: August 11, 2004	/s/ Ronald J. Gardhouse
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