Form 10-K
period 2004-12-30
ADVANCED ACCESSORY HOLDINGS CORP
filed 2005-04-01
CIK 1276721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number	333-114547

ADVANCED ACCESSORY HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	56-2426615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12900 Hall Road, Suite 200, Sterling Heights, MI	48313
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (586) 997-2900

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of the registrant's shares of common stock outstanding at March 31, 2005 was 100.

Documents Incorporated by Reference
None

ADVANCED ACCESSORY HOLDINGS CORPORATION

FORM 10-K
YEAR ENDED DECEMBER 31, 2004

i

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “PLAN,” “ESTIMATE,” “PREDICT,” “POTENTIAL,” “FORECAST,” “PROJECT,” “WILL BE,” “CONTINUE” OR VARIATIONS OF SUCH TERMS, OR THE USE OF THESE TERMS IN THE NEGATIVE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS, AND SUCH DIFFERENCES MAY BE MATERIAL. GENERAL RISKS THAT MAY IMPACT THE ACHIEVEMENT OF SUCH FORECASTS INCLUDE, BUT ARE NOT LIMITED TO: COMPLIANCE WITH NEW LAWS AND REGULATIONS, GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH WE OPERATE, FLUCTUATION IN DEMAND FOR OUR PRODUCTS AND IN THE PRODUCTION OF VEHICLES FOR WHICH WE ARE A SUPPLIER, SIGNIFICANT RAW MATERIAL PRICE FLUCTUATIONS, LABOR DISPUTES WITH OUR EMPLOYEES OR OF OUR SIGNIFICANT CUSTOMERS OR SUPPLIERS, CHANGES IN CONSUMER PREFERENCES, DEPENDENCE ON SIGNIFICANT AUTOMOTIVE CUSTOMERS, THE LEVEL OF COMPETITION IN THE AUTOMOTIVE SUPPLY INDUSTRY, PRICING PRESSURE FROM AUTOMOTIVE CUSTOMERS, OUR SUBSTANTIAL LEVERAGE, LIMITATIONS IMPOSED BY OUR DEBT FACILITIES, CHANGES IN THE POPULARITY OF PARTICULAR VEHICLE MODELS OR TOWING AND RACK SYSTEMS, THE LOSS OF PROGRAMS ON PARTICULAR VEHICLE MODELS, RISKS ASSOCIATED WITH CONDUCTING BUSINESS IN FOREIGN COUNTRIES AND OTHER BUSINESS FACTORS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY OUR MANAGEMENT WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. GIVEN THESE RISKS AND UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS.

PART I

Item 1.	BUSINESS

Company Background

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC, (“AAS” or the “Predecessor") were acquired by Castle Harlan Partners IV, L.P. (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc., a private New York based equity firm. CHAAS Holdings, LLC (“CHAAS Holdings”) was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, LLC(“CHAAS Acquisitions”), which was also formed pursuant to the Acquisition.

In January 2004, Advanced Accessory Holdings Corporation (“AAHC”) was formed by CHAAS Holdings in connection with an offering of our $88 million aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011. At that time CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Subsequent to this transaction, CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions.

Unless the context otherwise requires, all information which refers to “we,” “our,” “us” or the “Company” refers to AAHC and its subsidiaries.

General

We are one of the world's leading designers and manufacturers of exterior accessories for the automotive original equipment manufacturers, or OEMs, market and aftermarket. Our main products include a wide array of both rack systems and towing systems and related accessories. We are the largest supplier of towing systems in Western Europe and the second largest in the US. In addition, we are one of the two largest suppliers of rack systems in both North America and Western Europe. Our products are designed and engineered to meet vehicle-specific requirements, while improving vehicle functionality and styling. We sell our products to most of the OEMs producing vehicles in North America and Europe and to many of the major aftermarket distributors, installers and retailers. We are considered a Tier 1 supplier in the industry as we supply goods directly to OEMs. As a Tier 1 supplier to the OEM market, we are generally awarded contracts to supply products for a given vehicle platform on a sole source basis. For the year ended December 31, 2004, our net sales were $391.8 million.

We have long-standing relationships with many of our major customers and have served our two largest customers for more than 10 years. Our OEM customers include BMW, DaimlerChrysler, Fiat, Ford, General Motors, Honda, Kia, LandRover, Mazda, Mitsubishi, Nissan, Opel, Peugeot, Renault, Toyota, Volkswagen and Volvo. Our aftermarket customers include Balkamp (NAPA Auto Parts), Blain’s Farm and Fleet, Canadian Tire, Carquest, Coast Distribution System, Norauto, Remeder, Tip Top, Tractor Supply, U-Haul, Vroam and WalMart Canada. Sales to OEM customers represented 65% of our net sales for the year ended December 31, 2004, while the remainder was from sales to customers serving the automotive aftermarket. For the year ended December 31, 2004, 66% of our net sales were derived from our North American operations, while the remainder was from European operations. We are headquartered in Sterling Heights, Michigan and have a total of 32 facilities located in both North America and Europe, of which 24 are manufacturing and engineering facilities.

Products

Our principal product lines are rack systems, towing systems and related accessories. For the year ended December 31, 2004, 41% of our net sales were derived from rack systems and accessories and 59% were derived from towing systems and accessories. Additionally, over the last few years, we have begun to design and manufacture complementary products, such as running boards and pickup truck cargo management systems that includes bed cleats and cross rails. These products share common customer procurement practices, manufacturing technologies and distribution channels with our existing rack systems and towing systems.

Rack Systems

Fixed Rack Systems. We supply fixed roof rack systems for individual vehicle models that generally are sold to the automotive OEMs for installation at the factory. They are generally supplied for a model for the life of its design, which normally ranges from four to six years. Our fixed rack systems are designed to complement the styling themes of a particular vehicle, as well as to increase the utility and functionality of the rack system. These rack systems are utilized on a large number of light trucks, including BMW X5, Cadillac Escalade and SRX, Chevrolet Suburban, Tahoe and Trailblazer, DaimlerChrysler minivans and Pacifica, Dodge Durango, GMC Hummer, Yukon and Envoy, Ford Freestyle Jeep Grand Cherokee and Liberty and Nissan Pathfinder.

Most of the fixed rack systems we sell are composed of side rails, which run along both sides of the vehicle's roof. In many cases, the rack system also includes cross rails attached to the side rails with stanchions that are typically movable and can be used to carry a load. We use advanced materials such as lightweight, high strength plastics and roll formed steel to develop durable rack systems that increase vehicle utility. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads.

Detachable Rack Systems. We also supply a full line of detachable roof rack systems for both the automotive and sporting accessory aftermarkets. A detachable rack system typically consists of cross rails attached to the roof of a vehicle by removable mounting clips. In addition, we design and manufacture lifestyle accessories for both the automotive and sporting accessory aftermarkets. These accessories typically attach to our towing or rack systems and are used for carrying items such as bicycles, skis, luggage, surfboards and sailboards.

Towing Systems

We design and manufacture fixed and detachable towing systems, as well as a line of towing accessories. Our towing system products fit most vehicles commonly used for towing in Europe and North America, with over 20,000 SKUs in our product line. We are one of the largest supplier of towing systems in the world, with the leading market position in Europe and the second leading position in North America, with estimated market shares during 2004 of approximately 29% and 19%, respectively.

Our towing systems sold in Europe are installed primarily on light vehicles. In Europe, we sell both fixed ball towbars as well as more sophisticated detachable ball systems. Fixed ball towbars are designed to be permanently attached to a vehicle, while detachable ball systems are designed so that the towing ball can be easily removed when not in use. The detachable ball systems are becoming increasingly popular, especially with owners of more expensive cars and for cars on which the license plates would otherwise be blocked by a fixed ball towbar. Our towing systems sold in Europe are designed to satisfy EC regulatory standards and undergo durability and safety testing in order to comply with these standards. Our towing systems sold in North America primarily are installed on light trucks and recreational vehicles.

As new vehicles are introduced, we design towing systems to match the specific vehicle design. We have introduced many innovative product designs such as the tubular trailer hitch, which is lighter in weight, less obtrusive and stronger than the conventional hitch. Many of our product innovations have enabled us to improve the functionality and safety of towing systems while, at the same time, enhancing the overall appearance of vehicles utilizing these towing products.

We also offer a line of towing accessory products that includes carriers for bicycles and other gear, trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins.

New Products

We continue to seek to expand our business by offering new products that share common customer procurement practices, manufacturing technologies and distribution channels with our existing products. For example, our accessory products include pickup truck bed rails, running boards and rack and towing accessories. These new products currently account for only a small portion of our revenues (about 2% of total sales), but we believe they possess growth prospects.

In addition, research and development, or R&D is underway and we have developed working prototypes of retractable towing systems both manual and electronic for the European market.

Customers and Marketing

Sales to OEM and aftermarket customers represented 65% and 35% of our net sales, respectively, for the year ended December 31, 2004.

Automotive OEMs

We obtain most of our new orders through a sourcing process by which the customer invites a few preferred suppliers to design and manufacture a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, we typically agree with the customer to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, we receive a purchase order that covers parts to be supplied for a particular vehicle. These supply arrangements typically involve annual renewals of the purchase order over the life of the model, which is generally four to six years. We compete to supply parts for successor models even though we may currently supply parts on the predecessor model. Sales to OEMs are made directly by our internal sales staff and outside sales representatives. With most OEMs, including General Motors and DaimlerChrysler, we often enter into a contract for the life of a particular vehicle model. These contracts provide the general terms and conditions for the supply of goods and services to the OEM. From time to time under these contracts, OEMs issue purchase orders for the products listed in the contract.

We sell our products to most of the OEMs producing vehicles in North America and Europe, including BMW, DaimlerChrysler, Fiat, Ford, General Motors, Honda, Kia, LandRover, Mazda, Mitsubishi, Nissan, Peugeot, Renault Toyota, Volkswagen and Volvo. General Motors and DaimlerChrysler are our largest customers. Sales to General Motors and DaimlerChrysler were 20% and 15%, respectively, of our aggregate net sales for the year ended December 31, 2004.

Automotive Aftermarket

The automotive aftermarket consists of auto parts retailers and distributors as well as installers of automotive accessories. The largest of our aftermarket customers include Balkamp (NAPA Auto Parts), Blain’s Farm and Fleet, Canadian Tire, Carquest, Coast Distribution System, Norauto, Remeder, Tip Top, Tractor Supply, U-Haul, Vroam and WalMart Canada. We sell our products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through our internal sales force and through third party sales representatives.

Our sales in the automotive aftermarket are seasonal. Historically, the highest sales have been in the second quarter of each year. The first and third quarters are fairly evenly matched, followed by the fourth quarter.

Product Design, Development and Testing

We believe that we are a leader in the design of rack systems, towing systems and accessories and our products have a reputation for quality, reliability and performance. Our in-house engineering and design staff consists of approximately 130 technical personnel. We hold more than 50 U.S. and foreign patents and have numerous patent applications pending. In addition, we hold various trademarks. No single patent or trademark is material to our operations.

We spent approximately $10.7 million, $9.6 million, and $8.5 million on engineering, research and development for the years 2004, 2003, and 2002, respectively. When an OEM is in the process of developing a new model, which is usually two to four years in advance of the model's introduction, it typically approaches a supplier with a request to supply the required towing system or rack system. Our product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. We believe that this relationship provides us with a competitive advantage in the aftermarket because, in many cases, we already possess the knowledge to create towing systems compatible with new model vehicles prior to release.

We have extensive testing capabilities, which enable us to test and certify our products. We have purchased or developed specialized testing equipment for use specifically in our testing laboratories. We subject our products to tests, which we believe are more demanding than conditions that occur during normal use.

We test our European towing products for compliance with EC regulatory requirements in our own laboratory under the control of an independent institute that is authorized by the EC to approve the towing systems for sale. Our quality assurance system is regularly audited by this independent institute and by our automotive OEM customers. We have continually been awarded the highest distinction of achievement by the independent institute.

Manufacturing Process

Our manufacturing operations are directed toward achieving ongoing quality improvements, reducing manufacturing and overhead costs, realizing efficiencies and adding flexibility. We have organized our production process to reduce the number of manufacturing functions and the frequency of material handling, which we believe has resulted in quality improvements and has reduced costs. In addition, we use cellular manufacturing, which improves scheduling flexibility, productivity and quality, while reducing work in process and costs.

Our manufacturing operations involve metal cutting, laser cutting, bending, cold forming, roll forming, stamping, welding, plastic injection molding, painting, assembly and packaging. We perform most manufacturing operations in-house, but outsource certain processes depending on the capabilities and capacities of individual plants, as well as cost considerations. For example, while some of our towing systems manufacturing facilities have painting capabilities, we have chosen to outsource the painting of our rack systems.

Raw Materials

Numerous raw materials are used in the manufacture of our products. Steel, which is purchased in sheets, rolls, bars or tubes, and resin accounted for the most significant components of our raw material costs in 2004. We also purchase significant amounts of aluminum and plastics. We have various suppliers globally and are not dependent on any one supplier or small group of suppliers for any of our raw materials. We are committed to supplier development and long-term supplier relationships. However, most of our raw material demands are for commodities and, as such, can be purchased on the open market on an as needed basis. We select among available suppliers by comparing cost, consistent quality and timely delivery, as well as compliance with QS-9000, ISO-9000 and TS-16949 standards.

During the fourth quarter of 2003 and continuing through 2004, our cost of steel increased dramatically and at times, availability was constrained. Factors contributing to the price increase and shortages include the increasing demand for steel products from China together with a weakening U.S. dollar, the consolidation in the steel producing industry resulting in a reduction in overall production capacity. In addition to the higher prices, we also experienced delays in the procurement of some steel components. During 2004, our purchases of steel or components with a high steel content were approximately $44.8 million. Steel price increases through 2004 have generally ranged from 0% to 140%, depending upon the supplier, the type of steel purchased and geographic location. Steel price increases and shortages mostly impact our Valley Industries, LLC and Brink International B.V. operations where we are working with our suppliers to ensure availability and meeting with customers to discuss the impact of our increased costs. Our pricing policy in 2004 was modified to include surcharges for steel economics. Backlog orders are generally minimal. Approximately 22% of steel purchases at SportRack were covered under a major customer’s steel repurchase program, therefore the economic increases were passed through to the customer.

Backlog

Products sold to OEMs are generally sourced exclusively to us, and actual production and shipment to the OEMs is dependent upon their weekly vehicle production release schedules. We typically negotiate annual pricing agreements with our aftermarket customers without firm order commitments.

Competition

Our industry is highly competitive. Although we are one of the world's largest suppliers of rack and towing systems, a large number of competitors exist, some of which are larger than us and have substantially greater resources than the we do. In the rack systems and accessories market, our competitors include Bell, Decoma, Graber Products, Hollywood JAC Holding,, Swagman, Thule International, Yakima Products and several smaller competitors. In the towing systems market, we compete with Bosal, Cequent, Curt, Flex-in-Gate, Kovil, MasterLock, Monoflex, Oris, Westfalia, Witter, and numerous smaller competitors.

We compete primarily on the basis of product quality, cost, timely delivery, customer service, engineering and design capabilities and new product innovation in both the OEM market and automotive aftermarket. We believe that, as OEMs continue to strive to reduce new model development cost and time, innovation and design and engineering capabilities will become even more important as a basis for distinguishing competitors. We believe we have leading capabilities in both of these areas. In the automotive aftermarket, we believe that our wide range of products is a competitive advantage. For example, we have developed towing systems to fit almost every light vehicle used for towing in North America and Europe. We believe our competitive advantage in the aftermarket is enhanced by our close relationship with OEMs, allowing us access to automobile design at an earlier time than many of our competitors.

Environmental Regulation

Our operations, both in the United States and throughout Europe, are subject to foreign, federal, state and local environmental laws and regulations that limit discharges into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and require cleanup of contaminated soil and groundwater. These laws are often complex, change frequently and have tended to become stronger over time.

In jurisdictions such as the United States, such obligations, including but not limited to those under the Comprehensive Environmental Response, Compensation & Liability Act, may be joint and several and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which waste or other contamination attributable to an entity or its predecessors have been sent or otherwise come to be located. These laws may also impose liability for personal injury, property damage to natural resources due to the presence of, or exposure to, hazardous substances. In addition, many of these laws provide for substantial fines, orders (including orders to cease operations) and criminal sanctions for violations. All of our operations and properties must comply with these laws and, in some cases, we are required to obtain and maintain permits in connection with our operations and activities. Although we believe that we are in material compliance with these permits and the applicable environmental laws, it is difficult to predict the future development of such laws and regulations or their impact on our business or results of operations.

We have incurred and expect to incur costs for our operations to comply with the requirements under applicable environmental laws, and these costs could increase in the future. While these costs have not been significant, we cannot guarantee they will not be material in the future. We anticipate that standards under environmental laws and regulations will continue to tighten.

There are no existing environmental claims against us. We are conducting remediation at our facility located in Port Huron, Michigan that arises out of historical facility operations prior to our operation or ownership. The remediation process is nearing completion and preliminary estimates are that it could be completed during 2005. We are entitled to indemnification for the costs associated with this remediation by Metaldyne Corporation. While we do not expect to incur independent costs associated with this matter, there can be no assurance that all costs will be covered by indemnification. Soil and groundwater contamination attributable to solvents has been identified in areas near our manufacturing facility in Lodi, California. The city of Lodi identified responsible parties and is beginning to settle open lawsuits. We have not been identified and the city has not identified any new defendants. However, we cannot guarantee that we will not in the future incur liability under environmental laws and regulations with respect to contamination at this or other sites currently or formerly owned or operated by us (including contamination caused by prior owners and operators of such sites), or the off-site disposal of hazardous substances. We have obtained insurance coverage for some environmental liabilities for certain of our U.S. and foreign based facilities, subject to certain time and dollar limits and exceptions and exclusions under the policies, which may operate to preclude or afford only partial coverage of any future liability.

Employees

At February 28, 2005, we had approximately 2,500 employees, of whom approximately 1,600 are hourly employees and approximately 900 are salaried personnel. The Teamsters Union represents approximately 300 of our employees in the United States at the Port Huron, Michigan facility. Collective bargaining agreements with the Teamsters Union affecting these employees are in place until April 2007. As is common in many European jurisdictions, most of our approximately 900 employees in Europe are covered by countrywide collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Foreign and Domestic Operations

For financial information about our foreign and domestic operations and net sales by product line, see “Note 12” of our “Notes to Consolidated Financial Statements” included in Item 8 of this report.

Item 2.	PROPERTIES

AAHC’s executive offices and a subsidiary’s, SportRack, LLC, headquarters are co-located in 14,550 square feet of leased space in Sterling Heights, Michigan. We have 32 facilities with approximately 2.5 million square feet of space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear and that it has sufficient capacity to meet our current and projected manufacturing and distribution needs.

Our facilities are as follows:

LOCATION	PRINCIPAL FUNCTIONS	SQUARE FEET	OWNED/ LEASED	LEASE EXPIRATION*
North America
Lodi, California	Administration, engineering and manufacturing	150,000	Owned	—
Lodi, California	Warehousing	77,760	Leased	2005
Tifton, Georgia	Warehousing	35,000	Leased	2006
Adrian, Michigan	Administration	2,243	Leased	2007
Madison Heights, Michigan	Administration and manufacturing	90,000	Leased	2009
Madison Heights, Michigan	Engineering and manufacturing	18,000	Leased	2009
Port Huron, Michigan	Manufacturing	216,000	Leased	2033
Rockwood, Michigan	Warehousing	10,000	Leased	Month to Month
Shelby Township, Michigan	Manufacturing	74,800	Leased	2033
Shelby Township, Michigan	Manufacturing	13,000	Leased	2008
Sterling Heights, Michigan	Administration and engineering	14,550	Leased	2015
Sterling Heights, Michigan	Manufacturing	58,000	Leased	2006
Wyandotte, Michigan	Manufacturing	5,000	Leased	2005
Greenwood, Mississippi	Manufacturing	101,000	Leased	2022
Grove City, Ohio	Warehousing	70,644	Leased	2006
Hamer Bay, Ontario	Manufacturing	15,000	Owned	—
Barrie, Ontario	Manufacturing and warehousing	5,200	Leased	Month to Month
Bromptonville, Quebec	Manufacturing	5,000	Leased	Month to Month
Granby, Quebec	Administration, manufacturing and	156,450	Leased	2008
	warehousing
Dallas, Texas	Warehousing	23,800	Leased	2005
Williston, Vermont	Warehousing	10,000	Leased	2006

Europe
Bakov nad Jizerou, Czech Republic	Manufacturing	36,000	Leased	2007
Fensmark, Denmark	Manufacturing and warehousing	140,000	Owned	—
Reims, France	Manufacturing and warehousing	155,000	Leased	2015
Sandhausen, Germany	Administration and engineering	1,600	Leased	Month to Month
St. Victoria di Gualtieri, Italy	Administration, engineering, manufacturing and warehousing	170,000	Leased	2008
Hoogeveen, The Netherlands	Manufacturing	185,000	Owned	—
Staphorst, The Netherlands	Administration, engineering, manufacturing, and warehousing	405,000	Owned	—
Wolsztyn, Poland	Warehousing	5,000	Leased	Month to Month
Barcelona, Spain	Manufacturing	8,000	Leased	Month to Month
Vanersborg, Sweden	Manufacturing and warehousing	160,000	Leased	2006
Nuneaton, United Kingdom	Manufacturing and warehousing	75,000	Owned	—
__________
*	Gives effect to all renewal options.

Item 3.	LEGAL PROCEEDINGS

In February 1996, AAS commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements. The individuals then filed a separate lawsuit against AAS alleging breach of contract under the respective Purchase and Employment Agreements. The litigation resulted in a judgment against AAS in the amount of approximately $3.8 million, plus attorneys' fees and pre- and post-judgment interest awarded by the trial court. Both AAS and the former employees appealed the judgment before the United States Court of Appeals for the Sixth Circuit.  To secure its appeal, prior to closing of the Acquisition, AAS issued a letter of credit in the amount of $8.3 million for the benefit of the former employees. In connection with the Acquisition, CHAAS Holdings is entitled to indemnification from the sellers, without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with this litigation. At closing, the sellers deposited with the financial institution that issued the letter of credit $9.0 million in cash in a separate escrow account to cash collateralize the letter of credit and to secure the sellers' obligations to pay all losses incurred by AAS and its affiliates in connection with this litigation. In June 2003, the Court of Appeals entered a judgment that reduced the judgment against AAS from $3.8 million to $2.8 million and reduced the interest rate used in calculating pre-judgment interest. In August 2003, the judgment was satisfied by way of a payment from the escrow account to the employees in the amount of approximately $5.6 million. The remaining proceeds of the escrow account were distributed to the sellers after the payment in full of the legal fees that remained in dispute in December 2004. In conjunction with the satisfaction of the judgment, the letter of credit was canceled.

In addition to the above, from time to time, we are subject to routine legal proceedings incidental to the operation of our business. The outcome of any threatened or pending proceedings is not expected to have a material adverse effect on our financial condition or operating results, based on our current understanding of the relevant facts.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our units. At March 31, 2005, all of our 100 outstanding shares of common stock were held by CHAAS Holdings, our direct parent. AAHC has not declared dividends on its common shares. AAHC is restricted from paying dividends by certain of our credit facility covenants and the indenture pursuant to which the 13¼% Senior Discount Notes were issued. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources). However, AAHC may pay dividends in the future if it is permitted to do so under our debt covenants.

As of March 31 2005, there were eight holders of record of common units of CHAAS Holdings and five holders of record of preferred units of CHAAS Holdings, our direct parent.

There was no established public trading market for our Predecessor's Class A or Class A-1 Units, all of which were extinguished in the Acquisition of the Predecessor on April 15, 2003. Except for quarterly tax distributions to Members, the Predecessor never declared or paid dividends (or made any other distributions) on the Class A Units or the Class A-1 Units. Under certain loan agreements, the Predecessor was prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and Class A-1 Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Predecessor pursuant to an employment agreement and the operating agreement.

Item 6.	SELECTED FINANCIAL DATA

Our financial statements for the periods subsequent to April 14, 2003 are referred to as the financial statements of the Company. All financial statements prior to that date are referred to as the financial statements of the Predecessor.

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by Castle Harlan Partners IV, L.P., (“CHP IV”), a private equity investment fund organized and managed by Castle Harlan, Inc. CHAAS Holdings was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, which was also formed pursuant to the Acquisition. In January 2004, AAHC was formed by CHAAS Holdings. At that time CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Subsequent to this transaction, CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions.

The financial statements for the year ended December 31, 2004 reflect the Company on a consolidated basis. The financial statements for the periods subsequent from April 14 through December 31, 2003 reflect CHAAS Acquisitions on a consolidated basis subsequent to the Acquisition. All financial statements prior to that date reflect AAS on a consolidated basis prior to the Acquisition.

The information below presents our consolidated financial data for the year ended December 31, 2004 and the period from April 15, 2003 through December 31, 2003 and has been derived from our audited financial statements. The information below also presents consolidated financial data of the Predecessor for the period January 1, 2003 through April 14, 2003 and the three years ended December 31, 2003 and has been derived from the audited financial statements of the Predecessor. The following table should be read in conjunction with the consolidated financial statements of the Company and its Predecessor and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Company		Predecessor
		Period from	Period from
		April 15, 2003	January 1, 2003
	Year Ended	through	through
	December 31,	December 31,	April 14,	Year Ended December 31,
	2004	2003	2003	2002	2001	2000(1)
	(Dollars in thousands)		(Dollars in thousands)
Statement of Operations Data:
Net sales	$391,771	$256,058	$101,854	$329,782	$314,035	$318,817
Cost of sales	313,931	196,927	76,508	250,516	239,583	239,090
Gross profit	77,840	59,131	25,346	79,266	74,452	79,727
Selling, administrative and product development expenses	59,955	36,862	14,908	48,103	44,769	45,527
Stock option compensation		—	10,125	—	—	—
Transaction expenses		—	3,784	1,206	—	—
Amortization of intangible assets	8,274	5,800	11	122	3,312	3,297
Operating income (loss)	9,611	16,469	(3,482)	29,835	26,371	30,903
Other income (expense)
Interest expense	(27,007)	(14,409)	(4,772)	(15,907)	(17,684)	(17,950)
Loss resulting from debt extinguishment		(7,308)	—	—	—	—
Foreign currency gain (loss)(2)	2,090	(400)	3,240	8,429	(4,948)	(5,386)
Other income (expense)	(1,502)	(254)	(84)	(520)	(743)	(52)
Income (loss) before income taxes and cumulative effect of accounting change	(16,808)	(5,902)	(5,098)	21,837	2,996	7,515
Provision (benefit) for income taxes(3)	9,225	(394)	1,600	4,252	602	(278)
Income (loss) before cumulative effect of accounting change	(26,033)	(5,508)	(6,698)	17,585	2,394	7,793
Cumulative effect of accounting change for goodwill impairment (4)	—	—	—	(29,207)	—	—
Net income (loss)	$(26,033)	$(5,508)	$(6,698)	$(11,622)	$2,394	$7,793
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,960	$16,686	$6,830	$2,653	$2,139	$3,315
Working capital	77,916	84,341	31,957	20,954	23,380	34,791
Total assets	374,512	367,591	241,022	224,155	228,290	242,497
Total debt, including current maturities	256,534	198,814	160,677	154,947	156,649	175,635
Mandatorily redeemable warrants	—	—	5,581	5,250	5,130	5,010
Distributions to members	—	—	122	3,356	801	6,090
Members' equity (deficit)	35,408	101,082	(13,632)	(6,388)	8,324	5,896
Other Financial Data:
Cash flows provided by operating activities	$7,203	$10,765	$2,898	$21,004	$27,651	$21,416
Cash flows (used for) investing activities	(97,107)	(113,510)	(2,512)	(15,354)	(7,580)	(13,249)
Cash flows provided by (used for) financing activities	104,815	118,674	4,086	(5,526)	(20,389)	(14,982)
EBITDA(5)	32,508	23,014	3,369	50,321	35,304	39,160
Depreciation	14,035	8,502	3,520	11,299	10,569	10,346
Capital expenditures	13,570	10,512	2,512	15,354	7,580	10,445
Ratio of EBITDA to interest expense	1.20x	1.60x	0.71x	2.63x	2.28x	2.48x
Ratio of earnings to fixed charges(6)	—	—	—	2.16x	1.15x	1.36x
__________

(1)
Our Predecessor acquired the assets of Titan Industries, Inc., or Titan, on February 22, 2000 and the assets of Wiswall Hill Corporation, or Barrecrafters, on September 5, 2000. The Titan acquisition and Barrecrafters acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Titan and Barrecrafters are included in our Predecessor's consolidated operating results subsequent to the respective acquisition dates.

(2)
Primarily represents net currency gain and loss on indebtedness of our foreign subsidiaries denominated in currencies other than their functional currency for the years ended December 31, 2001, 2002 and the period ended April 14, 2003. For the period ended December 31, 2003, the foreign currency loss results primarily from our Canadian subsidiary’s sales to U.S. customers where the transactions are denominated in U.S. dollars. For the year ended December 31, 2004, the foreign currency gain results primarily from the revaluation of intercompany indebtedness of our European subsidiaries, offset by our Canadian subsidiary’s sales to U.S. customers where the transactions are denominated in U.S. dollars.

(3)
Our Predecessor was a limited liability company and, as such, its earnings and the earnings of its domestic subsidiaries, except for AAS Holdings, Inc. (a holding company for Brink, which is a C corporation), were included in the taxable income of our equity holders and no federal income tax provision was required by the Predecessor. Effective April 20, 2003, we filed an election for all our domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax. Our foreign and taxable domestic subsidiaries provide for income taxes on their results of operations.

(4)
On January 1, 2002, we adopted the accounting standards set forth in SFAS 142. SFAS 142 changed the methodology for assessing goodwill impairment. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill related to the Valley acquisition, which was consummated in August 1997. The impairment was a result of the change in accounting standards and was reported as a cumulative effect of accounting change. Under SFAS 142, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which are determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley, for which taxable income accrued to the individual members, no tax effect was recorded for this charge. Additionally, under SFAS 142, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $3.0 million in amortization of intangible assets during 2002 and onward as compared with each of 2001 and 2000.

(5)
EBITDA is defined as net income plus income taxes, interest expense, depreciation and amortization of intangible assets. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts additional information to evaluate our ability to meet our debt service obligations. EBITDA is not a recognized term under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income or cash flow from operating activities determined in accordance with GAAP. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our cash flow provided by operating activities.

	Company		Predecessor
		Period from	Period from
		April 15, 2003	January 1, 2003
	Year Ended	through	through
	December 31,	December 31,	April 14,	Year Ended December 31,
	2004	2003	2003	2002	2001	2000
	(Dollars in thousands)
EBITDA	$32,508	$23,014	$3,369	$50,321	$35,304	$39,160
Add (subtract):
Benefit (provision for income taxes)	(9,225)	394	(1,600)	(4,252)	(602)	278
Interest expense, net	(25,678)	(12,707)	(4,455)	(15,000)	(17,006)	(17,325)
Loss resulting from debt extinguishment	—	7,308	—	—	—	—
Stock option compensation	—	—	10,125	—	—	—
Other adjustments	8,119	643	(249)	(65)	(2)	20
Foreign currency (gains) losses	(740)	117	(3,061)	(8,190)	4,965	5,159
Deferred income tax provision	4,525	(462)	(87)	1,298	(161)	(908)
Changes in working capital and other assets and liabilities	(2,306)	(7,542)	(1,144)	(3,108)	5,153	(4,968)
Net cash provided by operating activities	$7,203	$10,765	$2,898	$21,004	$27,651	$21,416

(6)
For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) before income taxes, plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense. During the year ended December 31, 2004 fixed charges exceeded earnings by $16.8 million, resulting in a ratio less than one.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Background

We are one of the world’s leading designers and manufacturers of exterior accessories for automotive original equipment manufacturers and the aftermarket. We design and manufacture a wide array of both rack systems and towing systems and related accessories. Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards. Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins. Our products are sold as standard accessories or options for a variety of light vehicles.

The Acquisition

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by CHP IV. CHAAS Holdings was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, which was also formed pursuant to the Acquisition. In January 2004, AAHC was formed by CHAAS Holdings. At that time CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Subsequent to this transaction, CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions.

CHAAS Holdings has no independent operations. We refer to CHP IV and its affiliates (other than CHAAS Holdings and its subsidiaries) in this Form 10-K as the "Castle Harlan Group."

The financial statements for the periods subsequent to April 14, 2003 are referred to as the financial statements of the Company and reflect AAHC on a consolidated basis subsequent to the Acquisition. All financial statements prior to that date are referred to as the financial statements of the Predecessor and reflect AAS on a consolidated basis prior to the Acquisition.

Note Offerings

On May 23, 2003, the Company’s wholly owned subsidiaries, AAS and AAS Capital Corporation, sold $150.0 million of their 10¾% Senior Notes due June 15, 2011. Under the terms of a registration rights agreement, on November 18, 2003, the Series A 10¾% Senior Notes were exchanged for Series B 10¾% Senior Notes (“10¾% Senior Notes”) having substantially identical terms, pursuant to the October 16, 2003 registration statement covering the exchange offer.

On February 4, 2004, AAHC issued 13¼% Senior Discount Notes, which will have an aggregate principal amount at maturity of $88.0 million in an offering exempt from the registration requirements of the Securities Act. The net proceeds from the issuance were approximately $47.8 million after deducting estimated fees and expenses of the issuance. In conjunction with the offering, AAHC committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5.0 million in aggregate principal amount of our then outstanding debt. On February 5, 2004, AAHC purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition and the balance was used to pay down a portion of the revolver debt. Under the terms of a registration rights agreement, on June 1, 2004, the Series A 13¼% Senior Discount Notes were exchanged for Series B 13¼% Senior Discount Notes (“13¼% Senior Discount Notes”) having substantially identical terms, pursuant to AAHC’s April 29, 2004 registration statement covering the exchange offer.

Closing Purchase Price and Adjustments

The consideration paid at or shortly after the closing of the Acquisition was approximately $266 million, approximately $168 million of which was used to repay, assume or defease certain of our indebtedness at the time of the Acquisition and approximately $98 million (inclusive of the subordinated promissory notes and a subsequent working capital adjustment) which was used for the closing purchase price of the equity interests of AAS.

At the closing of the Acquisition, subordinated promissory notes in an aggregate principal amount of $10.0 million were issued to the sellers by Valley and SportRack, two of our subsidiaries. The subordinated promissory notes were guaranteed on a subordinated basis by CHAAS Holdings and all of its domestic subsidiaries. The interest rate on the subordinated promissory notes is 12% per annum until maturity. Accrued interest is not payable in cash but added to principal. The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our 10¾% Senior Notes, subject to certain exceptions. In February 2004, we purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition.

Earnout

CHAAS Holdings also agreed to pay the sellers additional consideration of up to a maximum of $10.0 million in the aggregate to the extent that the Castle Harlan Group achieves an assumed annualized internal rate of return of 30% on its total equity investment in CHAAS Holdings and its subsidiaries as calculated as of the end of each of the 2003, 2004 and 2005 calendar years. The Castle Harlan Group’s internal rate of return is determined at the end of each calendar year by calculating the proceeds the Castle Harlan Group would receive in a hypothetical sale of CHAAS Holdings, based upon a value equal to 5.65 times the consolidated EBITDA of CHAAS Holdings and its subsidiaries, adjusted for certain non-recurring items, as of the calendar year then ended and after making appropriate adjustments for cash and indebtedness of CHAAS Holdings and its subsidiaries and other specified items described in the securities purchase agreement relating to the Acquisition.

If there is a change in control (as defined in the securities purchase agreement) prior to March 31, 2006, the full amount of the additional consideration that was not previously earned by the sellers would be accelerated, subject to the Castle Harlan Group achieving a 30% annualized internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries based on the proceeds the Castle Harlan Group actually receives in the change in control.

In the event the Castle Harlan Group receives proceeds from certain sales of equity interests in or assets of CHAAS Holdings or from certain sales of assets or equity interests that do not otherwise constitute a change in control, CHAAS Holdings has agreed to accelerate payment to the sellers of a percentage of any unearned portion of the additional consideration equal to the percentage of the value of the interests sold or redeemed by the Castle Harlan Group in each such transaction, subject in all cases to the Castle Harlan Group having achieved an assumed 30% annualized internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries at the time of each transaction. We will have no obligation to pay any portion of the annual additional consideration that has not been earned by the sellers on or before March 31, 2006, except as to any consideration that would have been earned but was deferred because of a holdback, escrow, earnout or other similar arrangements in connection with a change in control. The specified annualized internal rate of return was not achieved in calendar years 2003 and 2004, therefore we have not recorded a liability for additional consideration.

To the extent the payment of any portion of additional consideration earned by the sellers would constitute, upon payment, or within the following fiscal quarter, an event of default under the terms governing our indebtedness, including the notes, then that portion will be paid in the form of subordinated promissory notes, referred to as ‘‘contingent payment notes,’’ that will be substantially in the form of the subordinated promissory notes issued to the sellers at the closing of the Acquisition and that will be subordinated on the same basis as the subordinated promissory notes are subordinated to our senior indebtedness, including the notes. CHAAS Holdings has agreed to cause the issuers of the contingent payment notes to pay the maximum amount of principal and interest owing under any contingent payment note at the end of each fiscal year to the extent any such payment would not cause or result in an event of default under our senior indebtedness.

Securities Purchase Agreement

The securities purchase agreement contains customary representations and warranties, covenants and indemnities by and for the benefit of CHAAS Holdings and the sellers. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under the securities purchase agreement to the extent that it does not have sufficient funds to do so. The sellers’ indemnification obligations, which are several and not joint, for breaches of representations and warranties generally expired on June 30, 2004, except for representations and warranties relating to certain tax and environmental matters which generally survive until April 15, 2007 and certain other specified matters which survive indefinitely. The sellers’ obligations to indemnify CHAAS Holdings and CHAAS Holdings’ obligation to indemnify the sellers are not triggered until the other suffers losses of $1.75 million, but once that threshold is reached, indemnification may be sought for all losses incurred by that party. The sellers’ aggregate indemnification obligations are generally capped at approximately $30 million in the aggregate, consisting of the $10.0 million in cash plus expenses deposited in escrow at the closing of the Acquisition as described below, a right of set-off of CHAAS Holdings against the $10.0 million in subordinated promissory notes issued to the sellers at closing and a right of set-off of CHAAS Holdings against any portion of the $10.0 million in additional consideration earned by the sellers as described above. An additional $10.0 million is available for indemnification for tax and environmental matters. Each seller’s individual indemnification obligations are generally capped at the proceeds received from the sale of their equity interests in AAS. Our CHAAS Holdings’ indemnification obligations are generally capped at $20.0 million.

At the closing of the Acquisition, the sellers deposited $10.0 million with a third party escrow agent to secure the sellers’ indemnification obligations and certain other contingent payment obligations of the sellers under the securities purchase agreement. On June 29, 2004 CHAAS Holdings, LLC delivered a claim notice for indemnification on four claims in the aggregate amount of $2.8 million. On July 8, 2004 the Seller’s representative disputed all four claims. CHAAS Holdings and the Seller’s representative have not fully and finally resolved the disputed claims and the amount in dispute will continue to be held in escrow until the dispute is resolved either by agreement of CHAAS Holdings and the sellers or by a non-appealable order of a court of competent jurisdiction.

The sellers have also agreed in the securities purchase agreement to indemnify CHAAS Holdings and its affiliates, without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with the recall instituted by three OEMs of approximately 41,000 G 3.0 model removable towbar systems produced by Brink between 1999 and 2001. The securities purchase agreement provides that we may settle all matters relating to this recall for up to an aggregate of $4.0 million without the consent of the sellers. Any settlement that exceeds $4.0 million requires the consent of the sellers, although the sellers continue to maintain responsibility for all losses, whether or not they agree to any such settlement. In January 2004, we, with the Seller’s consent, reached an agreement with the OEM customers to resolve the recall obligation. On January 30, 2004, we paid the OEM customers $4.1 million and were reimbursed by the Seller’s for a like amount from an escrow account established on April 15, 2003 in conjunction with the Acquisition. Under the terms of the settlement we are required to reimburse the customer for additional costs through either cash payments or shipment of replacement parts. On June 29, 2004, CHAAS Holdings made a claim in accordance with the terms of the escrow agreement seeking indemnification from the sellers in the amount of $0.8 million for fees and expenses incurred in connection with the G 3.0 model recall. We are currently in discussions with the sellers with respect to the reimbursement of this claim.

RESULTS OF OPERATIONS

Summary Results of Operations

The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.

	Company				Predecessor
	Year ended December 31, 2004		Period from April 15, 2003 through December 31, 2003		Period from January 1, 2003 Through April 14, 2003		Year ended December 31, 2002
	(in thousands)				(in thousands)
Net sales	$391,771	100.0%	$256,058	100.0%	$101,854	100.0%	$329,782	100.0%
Gross profit	77,840	19.9%	59,131	23.1%	25,346	24.9%	79,266	24.0%
Selling, administrative and product development expenses	59,955	15.3%	36,862	14.4%	14,908	14.6%	48,103	14.6%
Stock option compensation	—	—	—	—	10,125	9.9%	—	—
Transaction expenses	—	—	—	—	3,784	3.7%	1,206	0.4%
Amortization of intangible assets	8,274	2.1%	5,800	2.3%	11	0.0%	122	0.0%
Operating income (loss)	9,611	2.5%	16,469	6.4%	(3,482)	(3.4)%	29,835	9.0%
Interest expense	(27,007)	6.9%	(14,409)	(5.6)%	(4,772)	(4.7)%	(15,907)	(4.8)%
Loss resulting from debt extinguishment	—	—	(7,308)	(2.9)%	—	—	—	—
Foreign currency gain (loss)	2,090	0.5%	(400)	(0.2)%	3,240	3.2%	8,429	2.6%
Other expense	(1,502)	(0.4)%	(254)	(0.1)%	(84)	(0.1)%	(520)	(0.2)%
Income (loss) before cumulative effect of accounting change and income taxes	(16,808)	(4.3)%	(5,902)	(2.3)%	(5,098)	(5.0)%	21,837	6.6%
Income tax provision (benefit)	9,225	(2.4)%	(394)	(0.2)%	1,600	1.6%	4,252	1.3%
Income (loss) before cumulative effect of accounting change	(26,033)	(6.6)%	(5,508)	(2.2)%	(6,698)	(6.6)%	17,585	5.3%
Cumulative effect of accounting change for goodwill impairment	—	—	—	—	—	—	(29,207)	(8.9)%
Net income (loss)	(26,033)	(6.6)%	(5,508)	(2.2)%	(6,698)	(6.6)%	(11,622)	(3.5)%

Year ended December 31, 2004 for the Company compared to period from April 15, 2003 through December 31, 2003 for the Company and the period from January 1, 2003 through April 14, 2003 for the Predecessor

Net sales. Net sales for 2004 were $391.8 million. Net sales for the period from April 15, 2003 through December 31, 2003 were $256.1 million and for the period from January 1, 2003 through April 14, 2003 were $101.9 million. This increase of $33.8 million, or 9.4%, includes approximately $10.8 million due to the increase in the average exchange rates between the U.S. dollar and primarily the Euro, the functional currency of Brink and SportRack Europe. Additionally, OEM sales increased approximately $9.6 million, evenly split between SportRack Europe and Valley as a result of new program launches. Offsetting this increase in sales were agreed-upon price concessions with certain large customers at SportRack US. Sales to our aftermarket customers at Brink and Valley increased $13.5 million of which approximately $8.2 million represented revenue from surcharges for steel economics with the remainder attributable to other volume increases.

Gross profit. Gross profit for 2004 was $77.8 million. Gross profit for the period from April 15, 2003 through December 31, 2003 was $59.1 million and for the period from January 1, 2003 through April 14, 2003 was $25.3 million. This decrease of $6.6 million resulted from a decrease in the gross profit percentage partially offset by higher sales. Gross profit as a percentage of net sales was 19.9% for 2004, 23.1% for the period from April 15, 2003 through December 31, 2003 and 24.9% for the period from January 1, 2003 through April 14, 2003. The decreased gross margin percentage reflects higher costs for steel and aluminum, price decreases to certain OEM customers and higher rent expense. The price of steel increased during 2004 due primarily to several factors including increased demand for steel products from China, the consolidation of the steel industry and resultant reduction in overall production capacity. In addition to the higher prices we also experienced delays in procurement of some steel components. During 2004, increased cost of steel resulted in lower gross profit of approximately $4.0 million net of recovery through the introduction of steel surcharges on aftermarket towing systems products. In order to secure future business with certain of our OEM customers we granted price decreases on several products. These reduced prices totaled approximately $6.1 million during 2004. Gross profit was further reduced by approximately $0.8 million in increased rent expense for two manufacturing facilities that were included in a sale and leaseback transaction during the fourth quarter of 2003. These decreases were offset by $4.3 million additional gross profit that was driven by the increased sales.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for 2004 were $59.9 million. These same expenses for the period from April 15, 2003 through December 31, 2003 were $36.9 million and for the period from January 1, 2003 through April 14, 2003 were $14.9 million. This increase of $8.1 million, or 18.5% is primarily due to higher administrative expenses of $4.8 million, higher selling expenses of $0.9 million, $2.5 million resulting from an increase in the average exchange rates between the U.S. dollar and the Euro, the inclusion of management fees to Castle Harlan since April 15, 2003 of $0.9 million in 2004 and $0.5 million in increased product development costs.

Stock Option Compensation. During the period ended April 14, 2003, holders of all outstanding membership units and warrants exercised their options to purchase membership units of our Predecessor prior to the Acquisition. In connection with this transaction, our Predecessor recorded stock option compensation in the period from January 1, 2003 through April 14, 2003 of $10.1 million, representing the fair market value of the underlying units less the related exercise price and the recorded value of the warrants.

Transaction expenses. During the period from January 1, 2003 through April 14, 2003, our Predecessor incurred $3.8 million in expenses related to the Acquisition, including legal, accounting and other advisor fees.

Amortization of intangible assets. Amortization of intangible assets for 2004 was $8.3 million, for the period from April 15, 2003 through December 31, 2003 was $5.8 million and was $11,000 for the period from January 1, 2003 through April 14, 2003. The increase in amortization of $2.5 million primarily results from intangible assets identified in the allocation of the Acquisition purchase price consideration.

Operating income (loss). Operating income for 2004 was $9.6 million. For the period from April 15, 2003 through December 31, 2003, operating income totaled $16.5 million and our Predecessor had an operating loss of $3.5 million for the period from January 1, 2003 through April 14, 2003. This decrease of $3.4 million resulted from decreased gross margin, increased selling, administrative and product development expense and increased amortization of intangible assets in 2004. These were partially offset by stock option compensation and transaction expenses of $10.1 million and $3.8 million, respectively, that were incurred in 2003 by the Predecessor.

Interest expense. Interest expense for 2004 was $27.0 million. Interest expense for the period from April 15, 2003 through December 31, 2003 was $14.4 million and was $4.8 million for the period from January 1, 2003 through April 14, 2003. This increase of $7.4 million, or 38.5%, was due to the higher debt level after the Acquisition.

Loss resulting from debt extinguishment. On May 23, 2003, CHAAS Acquisitions issued $150 million of our 10¾% Senior Notes due 2011, the proceeds of which were used to repay a senior subordinated bridge note and a portion of the credit facility (see - “Debt and Credit Sources” below). As a result we incurred an extinguishment loss of $7.3 million.

Foreign currency gain (loss). Foreign currency gain for 2004 was $2.1 million. Foreign currency loss in the period from April 15, 2003 through December 31, 2003 was $0.4 million and was a gain of $3.2 million for the period from January 1, 2003 through April 14, 2003. The foreign currency gain is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During 2004, the U.S. dollar weakened against the Euro. The intercompany indebtedness for our foreign subsidiaries other than Brink is deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income. During the period from April 15, 2003 through December 31, 2003 and the period from January 1, 2003 through April 14, 2003 the U.S. dollar weakened in relation to the Euro and the Canadian dollar resulting in a net foreign currency gain.  Our Predecessor’s foreign currency gains and losses were primarily related to the intercompany indebtedness of the foreign subsidiaries including Brink.

Other Expense. Other expense for 2004 was $1.5 million. For the period from April 15, 2003 through December 31, 2003, other expense was $0.3 million and our Predecessor recorded other expense of $0.1 million for the period from January 1, 2003 through April 14, 2003. The primary components of the 2004 expense were $0.9 million of fees associated with due diligence on potential acquisitions and losses for the write-off and disposal of assets of $0.6 million.

Provision for income taxes. During 2004, we had a loss before income taxes of $16.8 million and recorded an income tax provision of $9.2 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. Prior to April 2003, our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members. Certain of our domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003, we filed an election for all our domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax. During the period from April 15, 2003 through December 31, 2003, we had net loss before taxes of $5.9 million and recorded a benefit for income taxes of $0.4 million. During the period from January 1, 2003 through April 14, 2003, the Predecessor had a loss before income taxes of $5.1 million and recorded a provision for income taxes of $1.6 million, primarily for taxes in Europe.

Net (loss). Net loss for 2004 was $26.0 million. The net loss for the period from April 15, 2003 through December 31, 2003 was $5.5 million and our Predecessor had a net loss of $6.7 million for the period from January 1, 2003 through April 14, 2003. The net losses were a result of the items discussed above related to sales, gross profit and the other expense and income items.

Period from April 15, 2003 through December 31, 2003 for the Company and the Period from January 1, 2003 through April 14, 2003 for the Predecessor compared to the Year Ended December 31, 2002 for the Predecessor.

Net sales. Net sales for the period from April 15, 2003 through December 31, 2003 were $256.1 million and for the period from January 1, 2003 through April 14, 2003 were $101.9 million. Net sales for 2002 were $329.8 million. This increase for the full year of $28.1 million, or 8.5%, is primarily due to a $16.8 million increase resulting from an increase in the average exchange rates for the period between the U.S. dollar and the currencies, primarily the European Euro, used by our foreign subsidiaries. Additionally, sales to the automotive aftermarket increased by approximately $3.7 million, primarily at Valley. Sales to our OEM customers increased by $7.6 million representing increases at SportRack and Brink of $15.5 million and $5.5 million, respectively, offset by a decrease in Valley OEM sales of $13.4 million.

Gross profit. Gross profit for the period from April 15, 2003 through December 31, 2003 was $59.1 million and for the period from January 1, 2003 through April 14, 2003 was $25.3 million. During the year ended December 31, 2002, gross profit was $79.3 million. This increase in 2003 of $5.2 million, or 6.6%, resulted from the increase in sales partially offset by a small decrease in the gross margin percentage. Gross profit as a percentage of net sales was 23.1% for the period from April 15, 2003 through December 31, 2003 and was 24.9% for the period from January 1, 2003 through April 14, 2003. For 2002, the gross margin percent was 24.0%. The decrease in the gross margin percentage was primarily attributable to a higher cost basis for inventory that was acquired on April 15, 2003 from our Predecessor and sold during the period from April 15, 2003 through December 31, 2003 totaling $1.6 million and a decrease in the gross margin percentage caused by a change in the mix of products. These decreases were partially offset by higher production efficiency for Brink, which restructured its manufacturing facilities in The Netherlands during 2002 and due to a higher percentage of our aggregate net sales by Brink, which has a higher gross margin percentage than the average for the Company.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the period from April 15, 2003 through December 31, 2003 were $36.9 million and for the period from January 1, 2003 through April 14, 2003 were $14.9 million. Selling, administrative and product development expenses for 2002 were $48.1 million. The increase in 2003 of $3.7 million, or 7.6%, was primarily due to the higher sales, $3.6 million resulting from an increase in the average exchange rates between the U.S. dollar and the European Euro, an increase of $1.1 million in product development expenses, and the inclusion of management fees to Castle Harlan from April 15, 2003 of $2.1 million, offset by the absence in 2003 of approximately $3.0 million of costs recorded in 2002 for the recall of approximately 41 thousand towbars produced by Brink from January 1999 through March 2002.

Stock Option Compensation. During the period ended April 14, 2003, holders of all outstanding membership units and warrants exercised their options to purchase membership units of our Predecessor prior to the Acquisition. In connection with this transaction, our Predecessor recorded stock option compensation in the period from January 1, 2003 through April 14, 2003 of $10.1 million, representing the fair market value of the underlying units less the related exercise price and the recorded value of the warrants.

Transaction expenses. During the period from January 1, 2003 through April 14, 2003, our Predecessor incurred $3.8 million in expenses related to the Acquisition, including legal, accounting and other advisor fees as compared to $1.2 million in 2002.

Amortization of intangible assets. Amortization of intangible assets for the period from April 15, 2003 through December 31, 2003 was $5.8 million and was $11,000 for the period from January 1, 2003 through April 14, 2003. During 2002, our Predecessor had $122,000 of amortization. The increase in amortization during 2003 primarily results from amortization related to intangible assets identified in the allocation of the Acquisition purchase price consideration.

Operating income (loss). We had operating income for the period from April 15, 2003 through December 31, 2003 of $16.5 million and our Predecessor had an operating loss of $3.5 million for the period from January 1, 2003 through April 14, 2003. For the year 2002, our Predecessor had operating income of $29.8 million. The decrease in 2003 of $16.8 million is primarily attributable to expenses recorded in 2003 for stock option compensation, the increased transaction expenses, higher amortization of intangible assets and the increase in selling, administrative and product development expenses, offset partially by the increase in gross profit.

Interest expense. Interest expense for the period from April 15, 2003 through December 31, 2003 was $14.4 million and was $4.8 million for the period from January 1, 2003 through April 14, 2003. Interest expense for 2002 was $15.9 million. This increase of $3.3 million was primarily due to the higher level of debt outstanding and higher interest rates during the period from April 15, 2003 through December 31, 2003 that was incurred in connection with the Acquisition.

Loss resulting from debt extinguishment. On May 23, 2003, we issued $150 million of our 10¾% Senior Notes due 2011, the proceeds of which were used to repay a senior subordinated bridge note and a portion of our credit. As a result we incurred an extinguishment loss of $7.3 million.

Foreign currency gain (loss). Foreign currency loss in the period from April 15, 2003 through December 31, 2003 was $400,000 and was a gain of $3.2 million for the period from January 1, 2003 through April 14, 2003. During the year ended December 31, 2002, our Predecessor had a foreign currency gain of $8.4 million. Our Predecessor’s foreign currency gains and losses were primarily related to Brink, which had indebtedness denominated in U.S. dollars, including intercompany debt. During 2002 and continuing into 2003, the U.S. dollar weakened significantly in relation to the European Euro, the functional currency of Brink. On April 15, 2003, we refinanced our debt and repaid all the U.S. dollar denominated debt for Brink, except for intercompany indebtedness. For the period ended December 31, 2003, the foreign currency loss resulted primarily from our Canadian subsidiary’s sales to U.S. customers where the transactions are denominated in U.S. dollars.

Provision for income taxes. Prior to April 15, 2003, our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, our Predecessor’s domestic taxable income or loss accrued to the individual members. Certain of our domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions prior to the Acquisition. Effective on April 20, 2003, we filed an election for all our domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax. During the period from April 15, 2003 through December 31, 2003, we had a loss before income taxes of $5.7 million and recorded an income tax benefit of $394,000. During the period from January 1, 2003 through April 14, 2003, our Predecessor had a loss before income taxes for its taxable subsidiaries of $5.0 million and an income tax provision of $1.6 million. During 2002, our Predecessor had income before income taxes for its taxable subsidiaries totaling $8.1 million and recorded a provision for income taxes of $4.3 million, including a $263,000 provision related to an ongoing income tax audit in Italy covering the periods 1998 to 2001. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries.

Cumulative effect of accounting change. On January 1, 2002, the Predecessor adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets: (“SFAS 142”), which requires goodwill to be subject to an impairment test annually, or more frequently if circumstances dictate, and eliminated goodwill amortization. Upon adoption of SFAS 142, the Predecessor recorded a loss totaling $29.2 million to write down goodwill recorded in connection with the acquisition of Valley Industries.

Net income (loss). We had a net loss for the period from April 15, 2003 through December 31, 2003 of $5.5 million and our Predecessor had a net loss of $6.7 million for the period from January 1, 2003 through April 14, 2003. Our Predecessor’s net loss for 2002 was $11.6 million. The slightly higher net loss in 2003 reflects, as discussed above, the increase in interest expense, management fee, and amortization expense, the stock option compensation, the increased transactions expenses, the loss resulting from debt extinguishment, a reduced foreign currency gain, and a lesser provision for income taxes as compared to 2002, substantially offset by the cumulative effect of the accounting change for goodwill in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our indebtedness at December 31, 2004 was $256.5 million including current maturities of $3.1 million.

Our operating results and operating cash flows have been negatively impacted primarily by the costs associated with launching an unprecedented number of new roof rack programs, the high costs of steel and pricing pressures from certain OEM customers. As a result of these and other factors, our availability under our revolving credit facilities declined to $27.1 million at December 31, 2004 from $38.1 million available at September 30, 2004. Although we were able to meet our covenants for the quarter ended December 31, 2004 we anticipated that we would be unable to meet our fixed charge coverage ratio and senior secured leverage ratio covenants for the quarter ending March 31, 2005. On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries was 1.15 to 1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15 to 1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05 to 1.00 for the fiscal quarter ending December 31, 2005; and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries range from 1.25 to 1.00 for the fiscal quarters ending March 31, 2005, June 20, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the fiscal quarter ending December 31, 2004 was 1.22:1.0 and we were in compliance with this covenant as of December 31, 2004. Under the modified senior secured leverage ratio covenant the required minimum for all borrowers and their subsidiaries range from 1.75 to 1.00 for the fiscal quarters ending March 31, 2005 and June 20, 2005; 1.50 to 1.00 for the fiscal quarter ending September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio range of 1.25 to 1.00 for each fiscal quarter. A copy of the Fourth Amendment is included as exhibit 10.16 to this Form 10-K.

Although we anticipate the ability to meet our modified covenants, there can be no such assurance. Our principal sources of liquidity are funds derived from operations and borrowings under our revolving credit facilities. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the next twelve months, although no assurances can be given in this regard. Our ability to fund operations, make scheduled payments of interest and principal on our indebtedness and maintain compliance with the terms of our revolving credit facilities, including our fixed charge coverage ratio covenant and senior secured leverage ratio covenant, depends on our future operating performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve compliance with our debt covenants, there would be a material adverse effect on our business, financial condition and results of operations.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company
	December 31, 2004	December 31, 2003
	(in thousands)
Working Capital	$77,916	$84,341

	Company		Predecessor
	Year Ended December 31, 2004	Period from April 15, 2003 through December 31, 2003	Period from January 1, Through April 14, 2003	Year Ended December 31, 2002
	(in thousands)		(in thousands)
Cash flows provided by operating activities	$7,203	$10,765	$2,898	$21,004
Cash flows (used for) investing activities	$(97,107)	$(113,510)	$(2,512)	$(15,354)
Cash flows provided by (used for) financing activities	$104,815	$118,674	$4,086	$(5,526)

Working capital

Working capital decreased by $6.4 million to $77.9 million at December 31, 2004 from $84.3 million at December 31, 2003 due primarily to increased accounts payable and other current liabilities in excess of increases in inventories and accounts receivable. The increases were primarily due to increased sales from the new products launched during the year. The net working capital decrease was also partially offset by an increased exchange rate between the U.S. dollar and the Euro as of December 31, 2004 as compared with that as of December 31, 2003.

Operating Activities

Our operations provided $7.2 million in cash during the year ended December 31, 2004. They provided $10.8 million in cash for the period from April 15, 2003 through December 31, 2003 and our Predecessor’s operations provided $2.9 million in cash for the period from January 1, 2003 through April 14, 2003. Cash flow provided by operating activities for 2004 decreased primarily due to operating income during 2004 being lower than 2003 by $3.4 million and increased interest expense during 2004 of $7.8 million.

During the year ended December 31, 2002 our Predecessor’s operations provided $21.0 million in cash. Cash flow provided by operating activities for 2003 decreased primarily due to an increase in working capital and increased interest expense during 2003. In addition, operating income during 2003 was lower than 2002 by $16.8 million.

Investing Activities

In 2004 we acquired CHAAS Acquisitions, our wholly owned subsidiary, from our direct parent for $84.4 million net of cash on hand of $16.7 million and in 2003 we acquired all of the equity interests of Advanced Accessory Systems, LLC for $108.4 million. Cash flow used for investing activities for 2004 and for the period from April 15, 2003 through December 31, 2003, and the period from January 1, 2003 through April 14, 2003 also included acquisitions of property and equipment of $13.6 million, $10.5 million and $2.5 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance.

Cash flows from investing activities also included $0.9 million and $10.7 million in cash provided from the sale of property and equipment recorded in the year ended December 31, 2004 and the period ended December 31, 2003, respectively. The 2003 proceeds were primarily from a sale and leaseback transaction. See “Debt and Credit Sources” below.

Cash flows from investing activities for the period ended December 31, 2003 included the acquisition of all the equity interest of our Predecessor totaling $113.7 million.

Capital Expenditures

Our capital expenditures for 2004 were $13.6 million. Approximately $10.9 million was spent in connection with the expansion of capacity, productivity and process improvements and maintenance of machinery, equipment and tooling, $1.4 million was spent on furniture, fixtures and computers, $0.7 million to uncompleted construction in process and $0.6 million on repairs and improvements to land and buildings. Our 2004 capital expenditures were paid for from cash flows provided by operating activities or borrowings against our revolving credit facilities. We estimate that capital expenditures for 2005 will be approximately $9.9 million, primarily for the expansion of capacity, productivity and process improvements and maintenance. Our 2005 capital expenditures are anticipated to be paid for from our current cash and cash provided from operating activities.

Financing Activities

During 2004, financing cash flows included the issuance of our membership units for $101.1 million, proceeds from the issuance of our Senior Discount Notes of $50.2 million, payment of debt issuance costs of $2.6 million, repayment of debt of $1.6 million and an increase in borrowings under the revolving line of credit of $5.4 million.

During the period from April 15, 2003 through December 31, 2003 financing cash flows included the proceeds from the issuance of membership units totaling $100.9 million and proceeds from borrowing related to our purchase of our Predecessor on April 15, 2003, including $106.0 million borrowed under a credit facility, a $55.0 million convertible senior subordinated bridge note and a $10.0 million subordinated promissory note issued to the Sellers of our Predecessor (see “Debt and Credit Sources” below). A portion of these proceeds were used to pay debt issuance costs and pay a portion of our Predecessor’s indebtedness including all amounts due under its then existing credit facility. On May 23, 2003 we sold $150.0 million of our 10¾% Senior Notes due 2011, which proceeds were used to refinance the convertible senior subordinated note and a portion of loans under the credit facility.

During the period from January 1, 2003 through April 14, 2003 our Predecessor made $2.2 million in regularly scheduled principal payments on its term notes under its then existing credit facility, borrowed $6.4 million on its revolving facility and made distributions to its members totaling $0.1 million.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements.

Contractual Obligations

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of December 31, 2004.

	Payments due by year
	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$248,375	$2,369	$7,782	$24,684	$213,540
Capital lease obligations	8,159	699	1,439	1,525	4,496
Operating lease obligations	42,253	7,430	11,573	7,202	16,048
Total	$298,787	$10,498	$20,794	$33,411	$234,084

     These contractual commitments do not include interest.  Interest payments for the above contractual commitments and revolver debt for the year ended December 31, 2004 was $18.3 million.

Debt and Credit Sources

Our indebtedness was $256.5 million at December 31, 2004. We expect that our primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of December 31, 2004, we had borrowings under the revolving credit facilities totaling $23.3 million and had $27.1 million of available borrowing capacity. Also at December 31, 2004, we had outstanding letters of credit for $2.9 million that provided security for our U.S. workers compensation program and for $1.9 million that provided security to a financial institution for foreign currency instruments (see Note 13), both of which reduced borrowing availability

Our operating results and operating cash flows have been negatively impacted primarily by the costs associated with launching an unprecedented number of new roof rack programs, the high costs of steel and pricing pressures from certain OEM customers. As a result of these and other factors, our availability under our revolving credit facilities declined to $27.1 million at December 31, 2004 from $38.1 million available at September 30, 2004. Although we were able to meet our covenants for the quarter ended December 31, 2004 we anticipated that we would be unable to meet our fixed charge coverage ratio and senior secured leverage ratio covenants for the quarter ending March 31, 2005. On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries was 1.15 to 1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15 to 1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05 to 1.00 for the fiscal quarter ending December 31, 2005; and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries range from 1.25 to 1.00 for the fiscal quarters ending March 31, 2005, June 20, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the fiscal quarter ending December 31, 2004 was 1.22:1.0 and we were in compliance with this covenant as of December 31, 2004. Under the modified senior secured leverage ratio covenant the required minimum for all borrowers and their subsidiaries range from 1.75 to 1.00 for the fiscal quarters ending March 31, 2005 and June 20, 2005; 1.50 to 1.00 for the fiscal quarter ending September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio range of 1.25 to 1.00 for each fiscal quarter. A copy of the Fourth Amendment is included as exhibit 10.16 to this Form 10-K.

Although we anticipate the ability to meet our modified covenants, there can be no such assurance. Our principal sources of liquidity are funds derived from operations and borrowings under our revolving credit facilities. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the next twelve months, although no assurances can be given in this regard. Our ability to fund operations, make scheduled payments of interest and principal on our indebtedness and maintain compliance with the terms of our revolving credit facilities, including our fixed charge coverage ratio covenant and senior secured leverage ratio covenant, depends on our future operating performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve compliance with our debt covenants, there would be a material adverse effect on our business, financial condition and results of operations.

On April 15, 2003, we entered into a senior secured credit facility consisting of a revolving credit facility and term loans as follows: (1) a revolving credit facility comprised of (a) a $29.7 million U.S. revolving credit facility and (b) a 9.6 million European Euro revolving credit facility; (2) a term loan A facility comprised of (a) a $29.7 million U.S. term loan A and (b) a 9.6 European Euro term loan A; and (3) a term loan B comprised of (a) a $48.3 million U.S. term loan B and (b) a 15.6 million European Euro term loan B. On May 23, 2003, we used portion of the proceeds from the sale of our 10¾% Senior Note offering to repay all notes and loans under the senior secured credit facility.

On May 23, 2003, we also entered into an amended and restated senior secured credit facility consisting of (i) a revolving credit facility comprised of (a) $35.0 million U.S. dollar revolving credit facility and (b) a 15.0 million European Euro revolving credit facility and (ii) a 10.0 million European Euro term loan facility. The U.S. credit facility contains a $5.0 million letter of credit sub-facility and the European revolving credit facility contains a 2.0 million European Euro letter of credit sub-facility.

On April 15, 2003, a convertible senior subordinated bridge note in the principal amount of $55.0 million was issued to CHP IV by Valley and SportRack. We used a portion of the proceeds from the sale of our $150 million 10¾% Senior Notes offering to fully repay the bridge note, together with accrued interest thereon. The interest rate on the bridge note was 12% per annum.

On April 15, 2003, subordinated promissory notes in an aggregate principal amount of $10.0 million were issued to the Sellers by Valley and SportRack. The interest rate on the subordinated promissory notes is 12% per annum until maturity, subject to certain exceptions. Accrued interest is not payable in cash but is capitalized and added to principal. The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our $150 million 10¾% Senior Notes, subject to certain exceptions. On February 5, 2004, we purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition.

On May 16, 2003, we redeemed all of our then outstanding 9¾% Senior Subordinated Notes due 2007 at the optional redemption price of 104 7/8% of the principal amount thereof plus accrued interest. Upon consummation of the Acquisition of the Predecessor, we deposited funds in escrow sufficient to effect a covenant defeasance of the senior subordinated notes and to consummate the redemption through the redemption date. The amount of the redemption, which included accrued interest and premiums, was $132.6 million.

On November 24, 2003 we entered into a sale-leaseback transaction with Sport (MI) QRS 15-40, Inc. (“the Landlord”), in which SportRack sold to the Landlord, and concurrently leased back from the Landlord for an initial term of 20 years, manufacturing facilities comprising land and improvements located in Michigan. The net proceeds of the sale were $10.6 million, which approximated net book value at the date of sale, and the annual fixed rent under the lease is $1.0 million, subject to annual consumer price index-based increases commencing in the third lease year and subject to certain other adjustments set forth in the lease. The lease also provides for two sequential 10-year lease renewal options at the then fair market rental value. The lease has been accounted for as an operating lease.

On February 4, 2004, AAHC issued 13¼% Senior Discount Notes, which will have an aggregate principal amount of $88.0 million in an offering exempt from the registration requirements of the Securities Act. The net proceeds from the issuance were approximately $47.8 million after deducting estimated fees and expenses of the issuance. On February 5, 2004, we purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor. Proceeds of $42.5 million were used to redeem a portion of the equity interests of our direct parent, CHAAS Holdings.

In connection with the issuance of the 13¼% Senior Discount Notes, we entered into a registration rights agreement which required us to offer the holders of the original notes the opportunity to exchange them for replacement notes which are identical in principal amount and all other material respects to the original notes, except that the new 13¼% Senior Discount Notes would not bear legends restricting the transfer thereof. We filed a registration statement on Form S-4 for the13¼% Senior Discount Notes with the SEC on April 16, 2004. The SEC declared the registration statement effective on April 29, 2004. We launched an exchange offer with respect to the $88.0 million of the original notes on April 30, 2004. The exchange was consummated on May 29, 2004.

Our principal sources of liquidity are funds derived from operations and borrowings under our revolving credit facilities. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the next twelve months, although no assurances can be given in this regard. Our ability to fund operations, make scheduled payments of interest and principal on our indebtedness and maintain compliance with the terms of our revolving credit facilities, including our fixed charge coverage ratio covenant and senior secured leverage ratio covenant, depends on our future operating performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve compliance with our debt covenants, there would be a material adverse effect on our business, financial condition and results of operations.

Inflation

Inflation generally affects us by increasing our cost of labor and related benefits, equipment, and raw materials. We believe inflation has not had a significant impact on our operations for the periods presented because we produce and sell in North America and Europe, which have experienced relatively low rates of inflation in recent years and we continue to focus on reducing our operating costs. Where practicable, we attempt to establish favorable supply agreements for the future delivery of our raw materials. However, during the fourth quarter of 2003 and continuing into 2004, our cost of steel has increased dramatically. Factors contributing to the price increase and shortages include the increasing demand for steel products from China together with a weakening U.S. dollar, the consolidation in the steel producing industry and resultant reduction in overall production capacity. During 2004, our purchases of steel or components with a high steel content were approximately $44.8 million. Steel price increases through 2004 have generally ranged from 0% to 140%, depending upon the supplier, the product purchased and geographic location. The steel price increases had the greatest impact on Valley and Brink operations where we are working with our suppliers to ensure availability and meeting with customers to discuss the impact of our increased costs. For aftermarket customers prices were increased to substantially offset steel economics.

Seasonality

The revenues from approximately two-thirds of our business is directly related to North American and European automotive production by OEMs, which has historically been cyclical and is dependent upon the general economic conditions and other factors. Historically, several OEM customers shutdown operations for two weeks in July and all OEM customers are down the last week in December and have model changes, resulting in lower production levels, during our third quarter. In addition, our automotive aftermarket business generally has the highest level of sales during the second quarter, followed by the first quarter and third quarter.

Currency contracts

We have significant operations in Europe where the functional currency is the Euro. By the end of 2003 the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates. On February 12, 2004, when the Euro to the U.S. dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”), which mature quarterly on a staggered basis. On May 12, 2004 when the Euro to U.S. dollar exchange rate was 1.19:1, we entered into additional foreign currency option contracts. We provided a $1.9 million letter of credit in support of the foreign currency option contracts. To the extent that the year end exchange rate falls between the Euro Collar exchange rates, fulfillment of the Euro Collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration. For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations. We recorded an unrealized loss on our foreign currency options in 2004 of $0.3 million. These items were recorded foreign currency gain (loss). Eleven options having zero value expired during 2004.
A summary of outstanding foreign currency forward option contracts at December 31, 2004 is as follows:

	Euro Collar Exchange Rates
Expiration Date	Contract Date	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
		(thousands)
March 31, 2005	February 12, 2004	€3,000	$1.200	$1.353	$—
June 28, 2005	May 12, 2004	€3,000	$1.150	$1.242	$1.300

Critical Accounting Policies

We prepared our financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is often necessary for management to select accounting policies and make estimates about matters that are inherently uncertain. Estimates are developed using various methods and by making certain assumptions and require management to make subjective and complex judgments. Variations in these accounting policies and estimates can significantly affect the amounts reported in the consolidated financial statements and the attached notes. These methods and assumptions have been developed based upon available information. However actual results can differ from assumed and estimated amounts.

The significant accounting polices applied in preparing our financial statements are described in Note 1 to the financial statements. Policies that are considered critical are described below.

Impairment of Long-Lived Assets. At December 31, 2004, we had approximately $135.7 million of goodwill and identifiable intangible assets, representing the estimated fair values. Certain of the identifiable intangible assets are being amortized on a straight-line basis over the estimated economic life, which ranges from 8 to 21 years. Management evaluates the potential impairment of long-lived assets on an ongoing basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At that time, a comparison is made between estimated future cash flows expected to result from the use of the asset and its eventual disposition and the carrying value of the asset. Future cash flows are estimated using current and forecasted revenues, projected profit margins and the current and expected future economic environment. Impairments of long-lived assets may be reported if the facts and circumstances surrounding assumptions made in developing estimates of future cash flows were to change.

Depreciable Lives. At December 31, 2004, we had a capitalized investment in property and equipment of approximately $97.0 million, of which approximately $51.8 million was related to machinery, equipment and tooling used to support our manufacturing operations. The determination of the appropriate estimated useful life for the machinery, equipment and tooling is a significant element of our ability to properly match the depreciation and amortization of such assets with the operating income and cash flows generated by their use. We depreciate our machinery and equipment on the straight-line method over estimated useful lives which range from 3 to 10 years and believe that the useful life estimates currently used reasonably approximate the period of time such assets will be used in our manufacturing operations. However, unforeseen changes in our customer requirements for product design and technology, or quality and delivery requirements may result in actual useful lives that differ materially from the current estimates.

Customer tooling. At December 31, 2004, we had costs associated with tooling that is to be reimbursed by our OEM customers of approximately $9.7 million. At the inception of a customer-tooling program, we estimate the total costs that will be incurred to produce the required tooling and, to the extent that those costs exceed the expected reimbursement, we expense such costs as incurred. While we believe we make reasonable estimates of the total tooling costs that will be incurred, actual costs may differ materially from such estimates.

Valuation of deferred tax assets. We conduct operations throughout North America and Europe and are subject to taxation in the U.S. and Canadian federal, state or providence and local jurisdictions as well as the individual countries in Europe in which we conduct operations. As a result, the nature of our tax provisions and the evaluation of our ability to use all recognized deferred tax assets is inherently complex. We record a valuation allowance when realization of the deferred tax asset is uncertain. In assessing our ability to realize our deferred tax assets, we review historical operating results and expected future operating results, scheduled reversal of deferred tax liabilities, and the potential effectiveness of tax planning strategies, all of which require significant management judgment. While we believe that we have made appropriate valuations of our deferred tax assets, unforeseen changes in tax legislation or the results of tax audits, our operating results, strategies and organizational structure, or other matters may result in material changes in our deferred tax asset valuation allowances.

Contingent obligations and losses. We are subject to various contingent obligations and losses including contingent legal obligations, see Item 3. “Legal Proceedings”. We establish reserves for contingent obligations and losses when information concerning an obligation or loss indicates that it is probable that an asset has been impaired or a liability has been incurred provided that the amount of the loss can be reasonably estimated. Estimates of the cost are derived using known and assumed facts related to the specific circumstances surrounding each obligation. Management reviews and updates these estimates periodically. The ultimate cost of our contingent obligations may be greater or less than the established accruals and could have a material impact upon our financial position, results of operations or cash flows.

Workers compensation expense. We establish accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based on historical experience, industry trends and current legal, economic and regulatory factors. The ultimate cost of these claims may be greater than or less than the established accrual and could have a material impact upon our financial position and results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy. Net sales from international operations during 2004 were approximately $147.5 million, or 37.7% of our net sales. At December 31, 2004, assets associated with these operations were approximately 21.0% of total assets, and we had indebtedness denominated in currencies other than the U.S. dollar of approximately $22.9 million.

Our international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the revenues and costs and expenses of our operations in these countries are denominated in the local currencies. The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency, primarily the Euro.

We may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. On February 12 and May 12, 2004, we entered into a series of foreign currency forward exchange contracts related to the Euro and at December 31, 2004 there were five options outstanding. See Note 13 of “Notes to Consolidated Financial Statements” and “Currency contracts” above. We generally view our net investment in foreign subsidiaries that have a functional currency other than the US dollar as long term. As a result, we do not hedge these net investments.

Our credit facilities are subject to interest rates based on a floating benchmark rate (such as LIBOR or the Federal Funds rate), plus an applicable margin. The applicable margin is a fixed spread based on the floating benchmark rate we select for borrowings and whether such borrowings are under our term loan facilities or under our revolving credit facilities. A change in interest rates under our credit facilities could have an impact on results of operations. As of December 31, 2004, a change of 1.0% in the market rate of interest would impact our annual interest expense by $0.4 million.

The table below provides information about our financial instruments, primarily debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Intercompany indebtedness is due on demand and is therefore shown as maturing in 2005. Weighted average variable rates are based on current rates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in U.S. dollars (USD), European Euro (EUR) and Canadian dollars (CAD), as indicated in parentheses.

	December 31, 2004
	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Fair Value
	(USD Equivalent in thousands)
Fixed Rate (USD)	$61	$61	$1	$—	$31,000	$219,252	$188,995
Average interest rate	9.5%	9.5%	9.5%	—	13.75%	11.60%
Fixed Rate (EUR)	$319	$336	$353	$372	$391	$2,248	$4,019
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%
Variable Rate (USD)	$—	$—	$—	$—	$—	$19,946	$19,946
Average interest rate	—	—	—	—	—	6.49%
Variable Rate (EUR)	$2,688	$4,058	$4,413	$1,726	$391	$5,632	$18,908
Average interest rate	5.61%	5.70%	5.71%	5.35%	3.29%	4.98%
Intercompany indebtedness denominated in currency other than the functional currency (EUR)	$33,533	$—	$—	$—	$—	$—	$33,533
Average interest rate	10.75%	—	—	—	—	—
Intercompany indebtedness denominated in currency other than the functional currency (CAD)	$31,413	$—	$—	$—	$—	$—	$31,413
Average interest rate	10.75%	—	—	—	—	—

	December 31, 2003
	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(USD Equivalent in thousands)
Fixed Rate (USD)	$85	$69	$64	$3	$3	$160,898	$176,122
Average interest rate	9.5%	9.5%	9.5%	9.5%	9.5%	10.88%
Fixed Rate (EUR)	$282	$297	$313	$329	$346	$2,461	$4,026
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%
Variable Rate ($US)	$—	$—	$—	$—	$—	$17,673	$17,673
Average interest rate	—	—	—	—	—	5.73%
Variable Rate (EUR)	$1,542	$2,502	$3,778	$4,109	$1,603	$2,459	$15,993
Average interest rate	5.40%	5.57%	5.66%	5.67%	5.32%	3.29%
Intercompany indebtedness denominated in currency other than the functional currency (EUR)	$37,113	$—	$—	$—	$—	$—	$37,113
Average interest rate	10.75%	—	—	—	—	—
Intercompany indebtedness denominated in currency other than the functional currency (CAD)	$28,834	$—	$—	$—	$—	$—	$28,834
Average interest rate	10.75%	—	—	—	—	—

The changes from 2003 to 2004 are due to scheduled repayments and the results of operations. See “Management’s Discussion and Analysis - Debt and Credit Sources.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements - Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Stockholder of Advanced Accessory Holdings Corporation
Sterling Heights, Michigan

We have audited the accompanying consolidated balance sheets of Advanced Accessory Holdings Corporation and subsidiaries and CHAAS Acquisitions, LLC (collectively referred to as the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in members’ equity for the year ended December 31, 2004 and from January 1, 2003 through April 14, 2003 for Advanced Accessory Systems, LLC (the “Predecessor”) and April 15, 2003 through December 31, 2003 for the Company. Our audit also included the financial statement schedules listed in the Index at Item 15 (a) (2) for the year ended December 31, 2004 and from January 1, 2003 through April 14, 2003 for the Predecessor and April 15, 2003 through December 31, 2003 for the Company. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and from January 1, 2003 through April 14, 2003 for Advanced Accessory Systems, LLC (the “Predecessor”) and April 15, 2003 through December 31, 2003 for the Company, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Detroit, Michigan
March 30, 2005

Financial Statements - Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

In our opinion, the consolidated statements of operations, cash flows and changes in members' equity for the year ended December 31, 2002 present fairly, in all material respects, the results of operations, cash flows and changes in members' equity of Advanced Accessory Systems, LLC and its subsidiaries (the “Company”) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002  listed in the index appearing under Item 15-(a)-(2) presents fairly, in all material respects, the information for the year ended December 31, 2002 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible assets", which changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million. The impairment was due solely to the change in accounting standards, and was reported as a cumulative effect of accounting change.

PricewaterhouseCoopers LLP

Detroit, Michigan
February 28, 2003

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Company
	December 31,	December 31,
	2004	2003

ASSETS
Current assets
Cash (including restricted cash of $4,344 and $10,669, respectively)	$14,960	$16,686
Accounts receivable, less reserves of $2,078 and $2,189, respectively	61,745	55,363
Inventories	61,394	48,328
Deferred income taxes	—	6,087
Other current assets	13,976	14,987
Total current assets	152,075	141,451
Property and equipment, net	75,113	73,795
Goodwill	39,061	39,596
Other identifiable intangible assets and deferred financing costs, net	105,022	110,156
Deferred income taxes	1,047	336
Other noncurrent assets	2,194	2,257
Total Assets	$374,512	$367,591
LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,068	$1,909
Accounts payable	46,664	33,285
Accrued liabilities	22,551	21,328
Deferred income taxes	1,876	588
Total current liabilities	74,159	57,110
Noncurrent liabilities
Deferred income taxes	7,203	8,343
Other noncurrent liabilities	4,276	4,151
Long-term debt, less current maturities	253,466	196,905
Total noncurrent liabilities	264,945	209,399
Commitments and contingencies (Note 11)
Members' equity
Units, 100 issued at December 31, 2004 and 2003	58,582	100,900
Other comprehensive income	2,859	5,690
Accumulated deficit	(26,033)	(5,508)
Total Equity	35,408	101,082
Total Liabilities and Equity	$374,512	$367,591

See accompanying notes to consolidated financial statements.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Company		Predecessor
	Year Ended December 31,	Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,	Year Ended December 31,
	2004	2003	2003	2002

Net sales	$391,771	$256,058	$101,854	$329,782
Cost of sales	313,931	196,927	76,508	250,516
Gross profit	77,840	59,131	25,346	79,266
Selling, administrative and product development expenses	59,955	36,862	14,908	48,103
Stock option compensation		—	10,125	—
Transaction expenses		—	3,784	1,206
Amortization of intangible assets	8,274	5,800	11	122
Operating income (loss)	9,611	16,469	(3,482)	29,835
Other income (expense)
Interest expense	(27,007)	(14,409)	(4,772)	(15,907)
Loss resulting from debt extinguishment		(7,308)	—	—
Foreign currency gain (loss)	2,090	(400)	3,240	8,429
Other expense	(1,502)	(254)	(84)	(520)
Income (loss) before income taxes and cumulative effect of accounting change	(16,808)	(5,902)	(5,098)	21,837
Provision (benefit) for income taxes	9,225	(394)	1,600	4,252
Income (loss) before cumulative effect of accounting change	(26,033)	(5,508)	(6,698)	17,585
Cumulative effect of accounting change for goodwill impairment	—	—	—	(29,207)
Net loss	$(26,033)	$(5,508)	$(6,698)	$(11,622)

See accompanying notes to consolidated financial statements.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Company		Predecessor
	Year Ended December 31,	Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,	Year Ended December 31,
	2004	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(26,033)	$(5,508)	$(6,698)	$(11,622)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	23,638	15,118	3,695	13,054
Cumulative effect of accounting change for goodwill impairment	—	—	—	29,207
Stock option compensation	—	—	10,125	—
Loss resulting from debt extinguishment	—	7,308	—	—
Deferred taxes	4,525	(462)	(87)	1,298
Foreign currency (gain) loss	(740)	117	(3,061)	(8,190)
Loss on disposal of assets	538	860	68	365
Interest accretion on notes	7,581	874	—	—
Changes in assets and liabilities net of acquisitions:
Accounts receivable	(4,572)	10,059	(9,850)	(4,411)
Inventories	(10,232)	4,083	(4,898)	1,954
Other current assets	841	(4,063)	1,592	(8,530)
Other noncurrent assets	(1,244)	433	364	(996)
Accounts payable	11,888	(9,900)	7,618	2,533
Accrued liabilities	1,141	(8,136)	3,790	6,210
Other noncurrent liabilities	(128)	(18)	240	132
Net cash provided by operating activities	7,203	10,765	2,898	21,004

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of CHAAS Acquisitions, net of cash acquired	(84,396)	—	—	—
Proceeds from sale of property, plant and equipment	859	10,670	—	—
Acquisition of property and equipment	(13,570)	(10,512)	(2,512)	(15,354)
Acquisition of Predecessor, net of cash acquired	—	(113,668)	—	—
Net cash used for investing activities	(97,107)	(113,510)	(2,512)	(15,354)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	50,248	347,573	—	5,637
Debt issuance costs	(2,580)	(14,943)	—	—
Net increase in revolving loan	5,356	16,620	6,426	5,572
Repayment of debt	(6,791)	(331,476)	(2,218)	(13,379)
Issuance of membership units	101,082	100,900	—	—
Distributions to members	(42,500)	—	(122)	(3,356)
Net cash provided by (used for) financing Activities	104,815	118,674	4,086	(5,526)

Effect of exchange rate changes	49	757	(295)	390
Net increase (decrease) in cash	14,960	16,686	4,177	514
Cash at beginning of period	—	—	2,653	2,139
Cash at end of period	$14,960	$16,686	$6,830	$2,653

Cash paid for interest	$18,346	$13,068	$6,450	$14,395
Cash paid for income taxes	$654	$4,359	$37	$362

See accompanying notes to consolidated financial statements.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(Dollars in thousands)

Predecessor
	Members' Capital	Other Comprehensive income (loss)	Accumulated deficit	Total members' equity

Balance at December 31, 2001	11,465	(181)	(2,960)	8,324
Distributions to members	—	—	(3,356)	(3,356)
Comprehensive income (loss):
Minimum pension liability adjustment	—	(565)	—
Currency translation adjustment	—	831	—
Net loss for 2002	—	—	(11,622)
Total comprehensive loss				(11,356)
Balance at December 31, 2002	11,465	85	(17,938)	(6,388)
Distributions to members	—	—	(122)	(122)
Comprehensive income (loss):
Currency translation adjustment	—	(424)	—
Net loss for the period from January 2003, through April 14, 2003	—	—	(6,698)
Total comprehensive loss				(7,122)
Balance at April 14, 2003	$11,465	$(339)	$(24,758)	$(13,632)

Company
	Member’'s Capital	Other comprehensive income (loss)	Accumulated Deficit	Total Member’'s equity

Sale of Membership interests on April 15, 2003	$100,900	$—	$—	$100,900
Comprehensive income (loss):
Minimum pension liability adjustment	—	(237)	—
Currency translation adjustment	—	5,927	—
Net loss for the period from April 15, 2003 through December 31, 2003	—	—	(5,508)
Total comprehensive income				182
Balance at December 31, 2003	$100,900	$5,690	$(5,508)	$101,082

AAHC
	Member’s Capital	Other comprehensive income (loss)	Accumulated Deficit	Total Member’s equity

Sale of Membership interest	$101,082			$101,082
Distribution to members	(42,500)			(42,500)
Comprehensive income (loss):
Minimum pension liability adjustment	—	368	—
Currency translation adjustment	—	2,491	—
Net loss for the year ended December 31, 2004	—	—	(26,033)
Total comprehensive income				(23,174)
Balance at December 31, 2004	$58,582	$2,859	$(26,033)	$35,408

See accompanying notes to consolidated financial statements.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

1.	Summary of Operations and Significant Accounting Policies

Basis of presentation

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the "Predecessor") were acquired by Castle Harlan Partners IV, L.P. (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc. In conjunction with the Acquisition, CHAAS Acquisitions, LLC (“CHAAS Acquisitions”) was formed in April 2003 by Castle Harlan Partners IV, L.P. as an acquisition vehicle to acquire the Predecessor's equity interest from J.P. Morgan Partners (23 SBIC), LLC, directors and officers of the Predecessor, and other investors (“Sellers”).

The aggregate consideration paid at or shortly after the closing of the Acquisition was approximately $266,000, approximately $168,000 of which was used to repay, assume or defease certain indebtedness at the time of the Acquisition and approximately $98,000 (inclusive of subordinated promissory notes and a subsequent working capital adjustment) of which was used for the closing purchase price of the equity interests of Advanced Accessory Systems, LLC.

In January 2004, Advanced Accessory Holdings Corporation (“AAHC”) was formed by CHAAS Holdings, LLC (“CHAAS Holdings”) in connection with an offering of the $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011 (the “13¼% Senior Discount Notes”). At that time, CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Unless the context otherwise requires, all information which refers to “we,” “our,” “us” or the “Company” refers to AAHC and its subsidiaries.

The financial statements for periods beginning April 15, 2003 are referred to as the financial statements of the Company. All financial statements through April 14, 2003 are referred to as the financial statements of the Predecessor. For purposes of these notes, the periods from January 1, 2003 through April 14, 2003 and from April 15, 2003 through December 31, 2003 will be referred to as “the period ended April 14, 2003” and “the period ended December 31, 2003”, respectively.

The Acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon the estimated fair values at the acquisition date. The Company engaged an independent appraiser to assist in the determination of fair value at the acquisition date and such independent appraiser completed its work during the fourth quarter of 2003. The accompanying financial statements of the Company as of and for the periods ended December 31, 2003 and 2004 reflect the allocation of the purchase consideration to tangible assets, goodwill and other identifiable intangible assets. The financial statements of the Predecessor for the periods through April 14, 2003 are presented on the basis of historical cost.

Business activities

The Company supplies rack and towing systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Predecessor’s business commenced on September 28, 1995. The Company's broad offering of rack systems includes fixed and detachable racks and accessories that can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's towing systems products include fixed and detachable towing hitches and accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's products are sold as standard accessories or options for a variety of light vehicles.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

1.	Summary of Operations and Significant Accounting Policies - (continued)

Principles of consolidation

The Company includes the accounts of the following:

Advanced Accessory Holdings Corporation	100% owned by CHAAS Holdings, LLC
CHAAS Acquisitions, LLC	100% owned by Advanced Accessory Holdings Corporation
Advanced Accessory Systems, LLC	100% owned by CHAAS Acquisitions, LLC
SportRack, LLC (“SportRack”)	100% owned by Advanced Accessory Systems, LLC
SportRack Automotive, GmbH and its consolidated subsidiaries	A German corporation, 100% owned by SportRack, LLC
SportRack Accessories, Inc and its consolidated subsidiary	A Canadian corporation, 90% owned by the Advanced Accessory Systems, LLC and 10% owned by SportRack, LLC
ValTek, LLC	100% owned by SportRack, LLC
AAS Capital Corporation	100% owned by SportRack, LLC
AAS Acquisition, LLC	100% owned by CHAAS Acquisitions, LLC
CHAAS Holdings, BV	A Dutch corporation, 100% owned by AAS Acquisitions, LLC
Brink International BV and its consolidated subsidiaries (“Brink”)	A Dutch corporation, 100% owned by CHAAS Holdings, BV
Valley Industries, LLC (“Valley”)	100% owned by CHAAS Acquisitions, LLC

All intercompany transactions have been eliminated in consolidation.

Revenue recognition

Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Sales allowances, discounts, rebates and other adjustments are recorded or accrued in the period of the sale as a reduction of sales. We accrue for warranty costs, sales returns and other allowances, based upon experience and other relevant factors, when sales are recognized. Adjustments are made as new information becomes available.

Significant estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period. Actual results could differ from those estimates and could have a material impact upon our financial position and results of operations.

Financial instruments

Financial instruments at December 31, 2004 and 2003, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the bank agreements is considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 2004 and 2003. The table below states the fair value of the Company’s long term, fixed rate debt (see “Note 2 - Long-Term Debt”) based upon quoted prices in the market in which the debt is traded and the Company’s estimate of the fair value of the subordinated promissory notes for which no market exists.

	Fair value at December 31, 2004	Carrying value at December 31, 2004	Fair value at December 31, 2003	Carrying value at December 31, 2003
10¾% Senior Notes	$141,750	$150,000	$165,000	$150,000
13¼% Senior Discount Notes	34,870	56,476	—	—
Subordinated promissory notes	7,063	7,063	10,874	10,874

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

1.	Summary of Operations and Significant Accounting Policies — (continued)

The Company has significant operations in Europe where the functional currency is the Euro. During 2003 and 2004, the Euro strengthened considerably against the U.S. dollar and it is the Company’s objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates. On February 12, 2004, when the Euro to the U.S. dollar exchange rate was 1.28:1, the Company entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”) which mature quarterly,. On May 12, 2004 when the Euro to U.S. dollar exchange rate was 1.19:1, the Company entered into additional foreign currency option contracts. The Company provided a $1,900 letter of credit in support of the foreign currency option contracts. To the extent that the year end exchange rate falls between the Euro Collar exchange rates, fulfillment of the Euro Collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration. For the year ended December 31, 2004, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations. We recorded an unrealized loss on our foreign currency options in 2004 of $338. These items were recorded in foreign currency gain (loss). Eleven options having zero value expired during 2004.

A summary of outstanding foreign currency option contracts at December 31, 2004 is as follows:

	Euro Collar Exchange Rates
Expiration Date	Contract Date	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
		(thousands)
March 31, 2005	February 12, 2004	€3,000	$1.200	$1.353	$—
June 28, 2005	May 12, 2004	€3,000	$1.150	$1.242	$1.300

The Company is exposed to certain market risks that exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. dollars and movements in Federal Funds rates and the London Interbank Offered Rate (LIBOR). The Company will consider use of derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The balance also includes restricted cash as of December 31, 2004 and 2003 of $4,344 and $10,669, respectively. This cash is restricted to reimbursement of capital expenditures at US operations and at March 31, 2005 all amounts had been reimbursed.

Currency translation

The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statements of operations of the Predecessor for the period ended April 14, 2003 and the year ended December 31, 2002 include net currency gains of $3,240, and $8,429, respectively, relating primarily to debt, including intercompany debt, denominated in U.S. dollars at Brink International B.V., whose functional currency is the Euro.

During the period ended December 31, 2003, the Company repaid or refinanced the external debt of Brink and SportRack Accessories, Inc. so that the debt is now denominated in the respective company’s functional currency. Further, the Company significantly reduced the amount of intercompany debt denominated in U.S. dollars and considers the remaining amounts between the Company and SportRack Accessories Inc. permanently invested. Accordingly, for the year ended December 31, 2004 and the period ended December 31, 2003 the Company has reflected these translation gains for SportRack Accessories as a component of other comprehensive income (loss).

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

1.	Summary of Operations and Significant Accounting Policies - (continued)

The accompanying consolidated statements of operations for the year ended December 31, 2004 and the periods ended December 31, 2003 and April 14, 2003 include net foreign currency (gains) and losses of $(2,090), $400 and $(3,240), respectively. These gains and losses relate primarily to intercompany debt denominated in U.S. dollars at Brink International B.V., whose functional currency is the Euro.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventories are periodically reviewed and reserves established for excess and obsolete items.

Tooling

The Company incurs costs related to new tooling used in the manufacture of products sold to OEMs. Tooling costs that are reimbursed by customers as the tooling is completed are included in other current assets and totaled $9,684 and $9,958 at December 31, 2004 and 2003, respectively. Company owned tooling is included in property and equipment and depreciated over its expected useful life, generally three to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions for tooling costs that will not be recovered, if any, when such amounts are known and incurred.

Property and equipment

The Company’s property and equipment is stated at acquisition cost, which reflects the fair value of assets acquired on April 15, 2003, with subsequent acquisitions at cost. The Predecessor’s property and equipment is stated at historical cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense, which was $14,035, $8,502, $3,520, and $11,299, for the year ended December 31, 2004, the periods ended December 31, 2003 and April 14, 2003, and the year ended December 31, 2002, respectively, is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	7-40
Machinery, equipment and tooling	3-10
Furniture and fixtures	2-7

Goodwill and Intangible Assets

Effective January 1, 2002, the Predecessor adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) which required goodwill to be subject to an impairment test annually, or more frequently if circumstances dictate, and eliminated goodwill amortization. Upon adoption of SFAS 142, the Predecessor recorded an impairment charge of $29,207 to reduce the carrying value of goodwill related to the Valley Industries acquisition. As the impairment related to Valley Industries, LLC, for which taxable income or loss accrued to the individual members of the Predecessor, no tax effect was record for this charge in 2002. As of December 31, 2004 there were no indicators that the recorded goodwill was impaired.

Intangible assets identified in the allocation of purchase price consideration are recorded at fair value, as applicable, amortized on a straight-line basis over the estimated economic life of the identified intangible asset. Other intangible assets are recorded at acquisition cost and amortized over the following estimated economic lives:

Years
Customer Contracts	8-10
Customer Relationships	18-21
Technology	10
Intangible Pension Assets	15
Trade name / marks	Indefinite

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

1.	Summary of Operations and Significant Accounting Policies - (continued)

In accordance with SFAS 142, the Company evaluates the potential impairment of goodwill annually on September 30, and in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the impairment of long-lived assets by comparing the undiscounted future net cash flows to be generated by the assets to their carrying value. Impairment losses are then measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Deferred financing costs

Costs incurred for the issuance of debt are deferred and amortized over the initial term of the debt agreement or the period the debt is outstanding. The amortization of debt issuance costs is included as a component of interest expense and, if the debt is extinguished prior to the scheduled date, the then remaining unamortized deferred financing costs are charged to operations when the debt is extinguished.

Income taxes

Prior to April 15, 2003, the Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Predecessor’s domestic taxable income or loss accrued to the individual members. Distributions were made to the members in amounts sufficient to meet the tax liability on the Predecessor’s domestic taxable income accruing to its individual members. Distributions to members of $122 and $3,356 were made during the period ended April 14, 2003 and the year ended December 31, 2002, respectively.

Certain of the Predecessor’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective April 20, 2003, the Company filed an election for all of its domestic subsidiaries to be treated as C corporations and therefore became subject to federal income tax at the corporate level. Income tax provisions for all entities are based on the U.S. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are provided for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such entities' assets and liabilities. Deferred tax assets are reduced by a valuation allowance for tax benefits where it is considered more likely than not that the tax benefits will not be realized. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries because of management's intent to permanently reinvest in such operations.

AAHC and certain subsidiaries are subject to taxes, including Michigan Single Business Tax and Canadian capital tax, which are based primarily on factors other than income. As such, these amounts are included in selling, administrative and product development expenses in the accompanying consolidated statements of operations. Deferred taxes related to Michigan Single Business Tax are provided on the temporary differences resulting from capital acquisitions and depreciation.

Research, development and engineering

Research, development and engineering costs are expensed as incurred and aggregated approximately $10,698, $6,429, $3,191, and $8,490, for the year ended December 31, 2004, the periods ended December 31, 2003 and April 14, 2003 and the year ended December 31, 2002, respectively.

Reclassifications

The Company has reclassified certain prior year amounts to conform to the presentation of our current consolidated financial statements.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2.	Long-Term Debt

Long-term debt is comprised of the following:

	Interest Rate at	Company
	December, 31	December, 31	December, 31
	2004	2004	2003

10 ¾% Senior Notes	10.75%	$150,000	$150,000
13 ¼% Senior Discount Notes	13.25%	56,476	—
Subordinated promissory notes	12.00%	7,063	10,874
Amended and restated senior secured credit facility
European Term Note A (denominated in Euros)	5.87%	11,506	11,967
U.S. Revolving Credit Facility	6.49%	19,946	17,673
European Revolving Credit Facility (denominated in Euros)	6.10%	3,384	—
Capital lease obligations (primarily denominated in Euros)	4.12%	8,159	8,300
		256,534	198,814
Less — current portion		(3,068)	(1,909)
		$253,466	$196,905

Company

10¾% Senior Notes

On May 23, 2003, the Company’s wholly owned subsidiaries, AAS and AAS Capital Corporation, issued $150,000 of their 10¾% Senior Notes due June 15, 2011. Under the terms of a registration rights agreement, on November 18, 2003, the Series A 10¾% Senior Notes were exchanged for Series B 10¾% Senior Notes (“10¾% Senior Notes”) having substantially identical terms, pursuant to the October 16, 2003 registration statement covering the exchange offer.

Interest on the 10 ¾% Senior Notes accrues at 10¾% per annum and is paid semiannually, in arrears, on June 15 and December 15, commencing on December 15, 2003. The 10¾% Senior Notes are unsecured and rank pari passu with existing and future unsecured senior debt of the Company. The 10¾% Senior Notes are unconditionally guaranteed by all of CHAAS Acquisitions’ domestic operating subsidiaries.

Prior to June 15, 2006, the Company, at its option, may redeem up to 35% of the 10¾% Senior Notes with proceeds from one or more public equity offerings at a price equal to 110.75% of the principal amount of the notes being redeemed. Subsequent to June 15, 2007, the Company, at its option on one or more occasions, may redeem the 10 ¾% Senior Notes in whole or in part, at 105.375% of the principal amount in 2007, 102.688% in 2008, and 100% in 2009 and thereafter. Upon a change of control, as defined in the indenture, the Company is required to make an offer to repurchase the 10¾% Senior Notes at a price equal to 101% of the principal amount, plus any accrued interest.

The indenture places certain limits on the Company. As more fully described in the indenture, the most restrictive limitations include the restriction on the incurrence of additional indebtedness, payment of dividends on and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company’s assets.

13 ¼% Senior Discount Notes

On February 4, 2004, AAHC issued 13¼% Senior Discount Notes due 2011 which will have an aggregate principal amount at maturity of $88,000 in an offering exempt from the registration requirements of the Securities Act. The net proceeds from the issuance were $47,773 after deducting estimated fees and expenses of the issuance. In conjunction with the offering, AAHC committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5,000 in aggregate principal amount of our then outstanding debt. On February 5, 2004, AAHC purchased approximately $4,661 face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition and the balance was used to pay down a portion of the revolver debt. Proceeds of $42,500 were used to redeem a portion of the equity interest of our direct parent, CHAAS Holdings.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2.	Long Term Debt — (continued)

Interest will accrete from February 4, 2004 at a rate of 13¼% per annum compounded semi-annually, such that the accreted value will equal the principal amount of $88,000 on June 15, 2008. No cash interest is payable on the 13¼% Senior Discount Notes prior to June 15, 2008. Commencing December 15, 2008, interest at 13¼% is payable semi-annually in arrears on June 15 and December 15. On June 15, 2009, AAHC will be required to pay approximately $31,000 of aggregate accreted value of the 13¼% Senior Discount Notes.

On or prior to June 15, 2007, AAHC may, at its option, redeem, with proceeds of certain sales of its equity, up to 35% of the 13¼% Senior Discount Notes at a price equal to 113.25% of the then accreted value of the 13¼% Senior Discount Notes, plus accrued and unpaid interest. Upon an occurrence of a change in control prior to June 15, 2007, as defined in the indenture, AAHC may redeem the notes, in whole, but no in part, at a price equal to 113.25% of the then accreted value of the 13¼% Senior Discount Notes. Subsequent to February 15, 2009, AAHC may, at its option on one or more occasions, redeem the 13¼% Senior Discount Notes, in whole or in part, at 113.25% of the then accreted value in 2009, 106.625% in 2010 and 100% in 2011 and thereafter.

Subordinated promissory notes

On April 15, 2003, subordinated promissory notes in the aggregate principal amount of $10,000 were issued to the Sellers by the Company’s wholly owned subsidiaries, SportRack and Valley. The annual interest rate on the subordinated promissory notes is 12%, compounding quarterly until maturity, subject to certain exceptions described more fully in the debt agreements. Accrued interest is not currently payable in cash but is added to the principal. The maturity date will be no earlier than 91 days subsequent to the maturity of the 10¾% Senior Notes, subject to certain exceptions described in the debt agreements. On February 5, 2004, the Company repurchased $4,661 of the face value of the subordinated promissory notes.

Convertible senior subordinated bridge note

On April 15, 2003, the Company’s wholly owned subsidiaries, SportRack and Valley, issued a convertible senior subordinated bridge note (“bridge note”) in the principal amount of $55,000 to CHP IV, a private equity investment fund managed by Castle Harlan, Inc., with interest at 12% per annum. On May 23, 2003, the full principal balance of $55,000, plus accrued interest, was repaid from proceeds of the Company’s 10¾% Senior Notes.

Senior secured credit facility

On April 15, 2003, the Company entered into a new credit facility consisting of a revolving credit facility and term loans as follows: (i) a revolving credit facility comprised of (a) a $29,700 U.S. revolving credit facility and (b) a 9,600 European Euro revolving credit facility; (ii) a term loan A facility comprised of (a) a $29,655 U.S term loan A and (b) a 9,597 European Euro term loan A; and (iii) a term loan B comprised of (a) a $48,250 U.S. term loan B and (b) a 15,595 European Euro term loan B.

On May 23, 2003, the Company used a portion of the proceeds from the sale of the 10¾% Senior Notes offering to repay all notes and loans under the senior secured credit facility.

Amended and restated senior secured credit facility

On May 23, 2003, the Company entered into the amended and restated senior secured credit facility consisting of (i) a revolving credit facility comprised of (ii) $35,000 U.S. dollar revolving credit facility and (iii) a 15,000 European Euro revolving credit facility and (iv) a 10,000 European Euro term loan facility. The U.S. credit facility contains a $5,000 letter of credit sub-facility and the European revolving credit facility contains a 2,000 European Euro letter of credit sub-facility. At December 31, 2004 the Company had irrevocable letters of credit outstanding of $4,800.

Availability under both the U.S. and European revolving credit facilities is limited to the lesser of the face amount of the facilities or the sum of the amounts of eligible accounts receivable and inventory, as defined in the agreement, less any outstanding letters of credit. As of December 31, 2004, amounts available under the U.S. and European Euro facilities were $10,224 and $16,920, respectively.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2.	Long Term Debt — (continued)

Borrowings under the credit facility, at the Company’s election, may be made as “index rate” loans or LIBOR rate loans, plus an applicable margin. “Index rate”, as defined in the agreement means a floating rate of interest per annum equal to the higher of (i)

the rate publicly quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” or (ii) the Federal Funds rate plus 50 basis points per annum. The applicable margins for both the U.S. and European borrowings are as follows:

Borrowing Type	Applicable Margin
Index Rate Revolving Credit Facility Loan	2.25%
LIBOR Rate Revolving Credit Facility Loan	3.75%
Index Rate Term Loan	2.25%
LIBOR Rate Term Loan	3.75%

The credit facility requires the Company to achieve and maintain certain financial covenants, ratios and tests on a consolidated basis including a minimum fixed charge coverage ratio and a maximum senior leverage ratio, as defined.

The credit facility places certain limits on the Company. As more fully described in the agreement, the most restrictive limitations include the restriction on the incurrence of additional indebtedness, payment of dividends on and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company’s assets.

The credit facility is secured by substantially all of the Company’s assets and 65% of the stock of the Company’s first-tier foreign subsidiaries. The revolving credit facility and the European term loan facility mature on March 31, 2008, however, the European revolving credit facility and the European term loan become payable upon the expiration or termination of the U.S. revolving credit facility, if earlier.

Repayments under the European term loan are required in the following quarterly installments with a final payment March 31, 2008. The European Euro repayment amounts have been translated at the December 31, 2004 exchange rate of 1.3536:1.

July 1, 2003 through March 31, 2005	$338
April 1, 2005 through March 31, 2006	677
April 1, 2006 through December 31, 2007	1,015
March 31, 2008	1,354

On November 24, 2003 the Company executed a sale and leaseback of two of its buildings in Michigan, see Note 9 “Operating Leases”. In conjunction with that transaction the Company received a consent and entered into an amendment to the amended and restated credit agreement. Under the terms of the consent and amendment, the Company agreed to hold the proceeds from the sale of the buildings in a special cash account separate from the Company’s other cash accounts. The proceeds will be used to pay for capital expenditures. As of December 31, 2004 and 2003, $4,344 and $10,600, respectively, was held in the special cash account.

Capital leases

During 2002, the Predecessor borrowed Euro 5,702 under a Euro 6,850 ($9,272 as of December 31, 2004) 12 year lease for a new manufacturing plant in France. The remaining amount available under the lease was drawn down in the first quarter of 2003. Repayments under the lease are due in 48 equal quarterly installments of Euros 143 (U.S. $194 as of December 31, 2004) plus accrued interest and commenced March 31, 2003. Interest accrues at a fixed rate of 5.21% on one-half of the outstanding loan balance and accrues on the remaining outstanding amount at an adjustable rate, which is determined each quarter by reference to the three month Euribor rate plus a margin of 0.85%.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2.	Long Term Debt — (continued)

The Company also has various other capital lease arrangements for certain machinery and equipment. These leases generally require monthly payments of principal and interest and have terms from three to five years. At December 31, 2004 the present value of the remaining payments outstanding under these capital leases totaled $123.

Scheduled maturities

The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:

2005	$3,068
2006	4,454
2007	4,767
2008	25,427
2009	782
Thereafter	218,036
$256,534

Our operating results and operating cash flows have been negatively impacted primarily by the costs associated with launching an unprecedented number of new roof rack programs, the high costs of steel and pricing pressures from certain OEM customers. As a result of these and other factors, our availability under our revolving credit facilities declined to $27.1 million at December 31, 2004 from $38.1 million available at September 30, 2004. Although we were able to meet our covenants for the quarter ended December 31, 2004 we anticipated that we would be unable to meet our fixed charge coverage ratio and senior secured leverage ratio covenants for the quarter ending March 31, 2005. On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries was 1.15 to 1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15 to 1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05 to 1.00 for the fiscal quarter ending December 31, 2005; and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries range from 1.25 to 1.00 for the fiscal quarters ending March 31, 2005, June 20, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the fiscal quarter ending December 31, 2004 was 1.22:1.0 and we were in compliance with this covenant as of December 31, 2004. Under the modified senior secured leverage ratio covenant the required minimum for all borrowers and their subsidiaries range from 1.75 to 1.00 for the fiscal quarters ending March 31, 2005 and June 20, 2005; 1.50 to 1.00 for the fiscal quarter ending September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio range of 1.25 to 1.00 for each fiscal quarter. A copy of the Fourth Amendment is included as exhibit 10.16 to this Form 10-K.

Although we anticipate the ability to meet our modified covenants, there can be no such assurance. Our principal sources of liquidity are funds derived from operations and borrowings under our revolving credit facilities. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the next twelve months, although no assurances can be given in this regard. Our ability to fund operations, make scheduled payments of interest and principal on our indebtedness and maintain compliance with the terms of our revolving credit facilities, including our fixed charge coverage ratio covenant and senior secured leverage ratio covenant, depends on our future operating performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve compliance with our debt covenants, there would be a material adverse effect on our business, financial condition and results of operations.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2.	Long Term Debt — (continued)

Predecessor

On April 15, 2003, the Company repaid all of the then outstanding indebtedness and accrued interest of the Predecessor, excluding capital lease obligations, with a portion of the proceeds from the convertible senior subordinated bridge note, the senior secured credit facility, the equity investment made by CHAAS Holdings, our direct parent, and available cash.

9¾% Senior Subordinated Notes

Borrowings under the Predecessor’s 9¾% Series B Senior Subordinated Notes, due October 1, 2007, were unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Predecessor, including the loans under the U.S. and Canadian Credit Agreements described below. The Predecessor, at its option, could redeem the 9¾% Senior Subordinated Notes, in whole or in part, together with accrued and unpaid interest at certain redemption prices as set forth by the indenture. Upon the occurrence of a change of control, as defined by the indenture, the Predecessor was required to make an offer to repurchase the notes at a price equal to 101% of the principal amount of the notes. The indenture placed certain limits on the Predecessor, the most restrictive of which included the restrictions on the incurrence of additional indebtedness, the payment of dividends on and redemption of capital of the Predecessor, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Predecessor’s assets. Interest on the notes was payable semi-annually in arrears on April 1 and October 1 of each year.

On June 16, 2003, the Company redeemed all of the then outstanding 9¾% Senior Subordinated Notes due October 1, 2007 at the optional redemption price of 104 7/8% of the principal amount thereof, plus accrued interest. The amount of the redemption, including accrued interest and premiums, was $132,600.

Senior subordinated loans

On October 30, 1996, the Predecessor borrowed $20,000 under its Senior Subordinated Note Purchase Agreement (“Senior Subordinated Loans”) and repaid such borrowing in full on October 1, 1997 with proceeds from the 9¾% senior subordinated notes. In connection with the issuance of the Senior Subordinated Loans, the Predecessor issued warrants to purchase 1,002 membership units exercisable at any time through October 30, 2004 at an exercise price of $0.01 per warrant. At the date of issuance, the proceeds from the Senior Subordinated Loans were allocated between the Senior Subordinated Loans and the warrants, based upon their estimated relative fair market value. The warrants were accreted to their estimated redemption value through periodic charges against Members’ Equity and have been presented as mandatorily redeemable warrants in the accompanying Predecessor balance sheet at December 31, 2002. The warrants were redeemed as part of the Acquisition by the Company on April 15, 2003.

Second amended and restated credit agreement

The Predecessor’s Second Amended and Restated Credit Agreement (“U.S. Credit Facility”), was secured by substantially all the assets of the Predecessor and placed certain restrictions on the Predecessor related to indebtedness, sales of assets, investments,capital expenditures, dividend payments, management fees, and members’ equity transactions. In addition, the agreement subjected the Predecessor to certain restrictive covenants, including the attainment of designated operating ratios and minimum net worth levels. Mandatory prepayments of the term notes was required in the event of sales of assets meeting certain criteria, as set forth by the agreement, or based upon periodic calculations of excess cash flows, as defined by the agreement. On December 15, 2001, the Predecessor entered into Amendment No. 9 to the U.S. Credit Facility which reset certain financial covenants for fiscal years 2001 and 2002 and provided the Predecessor with additional liquidity by adding a conditional supplemental revolving loan facility of up to $10,000 which was available until March 31, 2003.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2.	Long Term Debt — (continued)

The U.S. Credit Facility provided for two term notes (Term note A and Term note B), a revolving line of credit note, an acquisition note and a supplemental revolving loan note. Loans under each of the term notes and the revolving notes could be converted, at the election of the Predecessor, in whole or in part, in Base Rate Loans or eurocurrency Loans. Interest was payable in arrears quarterly on Base Rate Loans, and in arrears in one, two or three months on eurocurrency Loans, as determined by the length of the eurocurrency Loan, as selected by the Predecessor. Interest was charged at an adjustable rate plus the applicable margin based upon the Predecessor’s Leverage Ratio, as defined by the Credit Agreement. Eurocurrency Loans under each of the term notes could be made in U.S. dollars or certain other currencies, at the option of the Predecessor. The U.S. Credit Facility also provided for a Letter of Credit Facility and as of December 31, 2002, the Predecessor had irrevocable letters of credit outstanding in the amount of $9,125 (see Note 11). As of December 31, 2002, no amounts were outstanding under Term note A.

Term note B

On August 5, 1997, the Predecessor borrowed $55,000 under Term note B and on October 1, 1997, made a mandatory prepayment totaling $39,044 from the proceeds of the 9¾% Senior Subordinated Notes. Additional mandatory prepayments of $2,299 and $833 were made in August 2002 and June 2000, respectively, for the excess cash flows of the Predecessor, as defined by the Credit Agreement. At December 31, 2002, the applicable margin for Term note B ranged from 2.75% to 3.75% for Base Rate Loans and from 3.50% to 4.50% for eurocurrency Loans. As of December 31, 2003, no amounts were outstanding under Term note B.

Acquisition note

On December 31, 1997, the Predecessor borrowed $21,000 under its acquisition note to acquire the assets of Ellebi on January 2, 1998. At December 31, 2002, the applicable margin for the acquisition note ranged from 2.25% to 3.25% for Base Rate Loans and from 3.00% to 4.00% for eurocurrency Loans. As of December 31, 2003, no amounts were outstanding under the acquisition note.

Revolving line of credit note

The Predecessor could borrow up to $25,000 under the revolving line of credit, with a scheduled expiration date of October 30, 2003. Availability was limited to lesser of the face amount of the facility or the eligible domestic and foreign accounts receivable increased by the lesser of the eligible domestic and foreign inventories or $10,000. Available borrowings were reduced by amounts outstanding under the Canadian revolving line of credit note described below and outstanding letters of credit. At December 31, 2002, $7,301 was available under the revolving line of credit. At December 31, 2002, the applicable margin for revolving line of credit note ranged from 2.25% to 3.25% for Base Rate Loans and from 3.00% to 4.00% for eurocurrency Loans. A commitment fee of 0.5% to 0.625% was charged on the unused balance based on the Predecessor’s Senior Leverage Ratio, as defined.

Canadian credit facility

The Predecessor’s First Amended and Restated Credit Agreement (“Canadian Credit Facility”), provided for a C$20,000 term note and a C$4,000 revolving note.  Loans under each of the notes could be converted at the election of the Predecessor, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances. Floating rate advances were denominated in Canadian dollars with interest at a variable rate based on the bank's prime lending rate plus a variable margin. U.S. Base Rate advances were denominated in U.S. dollars with interest at the bank's prime lending rate plus a variable margin. LIBOR advances were denominated in U.S. dollars with interest at LIBOR plus a variable margin. The variable margin was based upon the Predecessor’s Senior Debt Ratio, as defined by the Canadian Credit Facility and ranged from 0.5% to 1.75% for Floating Rate Advances and the U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances. A commitment fee of 0.5% was charged on the unused balance of the Canadian revolving line of credit note which had no balance outstanding at December 31, 2002.

3.	Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $39,061 at December 31, 2004 and $39,596 at December 31, 2003.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

3.	Goodwill and Intangible Assets - (continued)

Other identifiable intangible assets

A summary of intangible assets identified by the Company in the allocation of the April 15, 2003 purchase consideration follows:

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Total

Amortization period in years	8 - 10	18 - 21	10	15	Indefinite

Initial allocation at April 15, 2003	$42,500	$34,200	$18,015	$284	$10,783	$105,782
Foreign currency translation	237	2,354	—	—	471	3,062
Amortization to December 31, 2003	(3,050)	(1,425)	(1,275)	(19)	—	(5,769)

Balance at December 31, 2003	39,687	35,129	16,740	265	11,254	103,075
Additions	—	—	51	249	—	300
Foreign currency translation	180	1,158	2	—	223	1,563
Amortization for 2004	(4,392)	(2,081)	(1,801)	—	—	(8,274)

Balance at December 31, 2004	$35,475	$34,206	$14,992	$514	$11,477	$96,664

Aggregate annual amortization expense related to other identifiable intangible assets will be approximately $8,194 for each of the next five fiscal years.

Deferred financing costs

Deferred financing costs as of and for the year ended December 31, 2004, for the periods ended December 31, 2003, and April 14, 2003 and the year ended December 31, 2002 are as follows:
	Company		Predecessor
	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003	Year Ended December 31, 2002
Net balance, beginning of period	$7,081	$2,949	$3,257	$4,154
Debt issuance costs incurred	2,580	14,995	—	—
Purchase accounting adjustment	—	(2,949)	—	—
Amortization	(1,329)	(827)	(317)	(908)
Extinguishment charge	—	(7,308)	—	—
Foreign currency translation	26	221	9	11
Net balance, end of period	$8,358	$7,081	$2,949	$3,257

Accumulated amortization of deferred financing costs as of December 31, 2004 and 2003, and April 15, 2003 is $2,032, $645, and $3,571, respectively.

During the period ended December 31, 2003, the Company incurred financing costs associated with the issuance of its 10¾% Senior Notes, subordinated promissory notes, convertible senior subordinated bridge notes, and a new senior secured credit facility, which was amended and restated. During the period ended December 31, 2003, the Company recorded a charge of $7,308 related to the then deferred financing costs associated with its senior subordinated bridge note which was repaid on May 23, 2003, and costs associated with its senior secured credit facility, when amended.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

4.	Members’ Equity

On April 15, 2003, CHAAS Acquisitions acquired all of the equity interests of the Predecessor. In connection with the Acquisition, CHAAS Acquisitions sold 100 membership units to CHAAS Holdings for $100,900 in cash. In January 2004, CHAAS Holdings, formed AAHC. At that time, CHAAS Holdings contributed its entire equity interest in the CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC.

Prior to the Acquisition, holders of the Predecessor’s Class A Units were eligible to vote in elections of Managers of the Predecessor and other matters as set forth in the Predecessor’s Operating Agreement and By-Laws and were convertible to Class A-1 Units by holders that were regulated financial institutions. Class A-1 Units were non-voting but are otherwise entitled to the identical rights as holders of Class A Units and were convertible to Class A units provided such conversion was not in violation of certain governmental regulations of the unit holder.

Holders of Class B Units were entitled to such rights as designated by the Board of Managers upon the original issuance of any Class B Units provided, however, that those rights would not be senior to the rights of the holders of Class A units as to allocations of net profits and as to distributions without the consent of a majority in interest of Class A Members.

5.	Income Taxes

The Company, as well as the Predecessor’s C corporation subsidiaries and the Predecessor’s taxable foreign subsidiaries, account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Predecessor and certain domestic subsidiaries were limited liability companies, and as such, the Predecessor’s earnings were included in the taxable income of the Predecessor’s members. Effective on April 20, 2003, the Company filed an election for all of its domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax. Income (loss) before income taxes were attributable to the following sources:

	Company		Predecessor
	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003	Year Ended December 31, 2002

United States	$(22,713)	$(3,340)	$(10,108)	$(15,475)
Foreign	5,905	(2,562)	5,010	8,105
	$(16,808)	$(5,902)	$(5,098)	$(7,370)

The provision (benefit) for income taxes is comprised of the following:

	Company		Predecessor
	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003	Year Ended December 31, 2002

Currently payable
United States	$19	$—	$—	$5
Foreign	4,327	68	(1,252)	2,972
	4,346	68	(1,252)	2,977
Deferred
United States	6,025	(1,139)	—	—
Foreign	(1,146)	677	2,852	1,275
	4,878	(462)	2,852	1,275
	$9,225	$(394)	$1,600	$4,252

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

5.	Income Taxes - (continued)

A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in thousands):

	Company		Predecessor
	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003	Year Ended December 31, 2002

Income tax provision (benefit) at U.S. statutory rate (35%)	$(5,884)	$(2,066)	$(1,784)	$(2,580)
State tax provision (benefit)	(213)	7
U. S. income taxes attributable to members	—	(23)	3,538	5,416
Change in valuation allowance	15,531	788	(440)	(2,817)
Deemed forgiveness of subsidiary intercompany debt	—	—	—	2,884
Nondeductible foreign goodwill	—	579	89	212
Foreign rate differences and other, net	(209)	321	197	1,137
	$9,225	$(394)	$1,600	$4,252

Deferred income tax assets and liabilities reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in thousands):

	Company
	December 31,	December 31,
	2004	2003
Deferred tax assets
Net operating loss and credit carryforwards	$18,672	$9,462
Fixed assets	1,263	1,601
Goodwill and other intangible assets	76	1,040
Inventory	1,365	1,061
Advances to subsidiaries	1,922	—
Other	2,562	712
	25,860	13,876
Deferred tax liabilities
Fixed assets	(6,653)	(7,528)
Inventory	(1,587)	(1,121)
Goodwill and other intangible assets	(5,630)	—
Other	(353)	(3,881)
	(14,223)	(12,530)
Valuation allowance	(19,669)	(3,854)
Net deferred tax asset (liability)	$(8,032)	$(2,508)

Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	Company
	December 31,	December 31,
	2004	2003
Current deferred tax assets	$—	$6,087
Current deferred tax liabilities	(1,876)	(588)
Non-Current deferred tax assets	1,047	336
Non-current deferred tax liabilities	(7,203)	(8,343)
	$(8,032)	$(2,508)

Financial Statements - Table of Contents

5.	Income Taxes - (continued)

The Company had the following net operating loss carryforwards at December 31, 2004:

Jurisdiction	Amount	Expiration Date
United States (federal)	$32,743	2023 through 2024
United States (state)	4,045	2014
Canada	12,560	2005 through 2011
Europe	4,047	No expiration

As of December 31, 2004 and 2003, respectively, the Company recorded a valuation allowance of $5,363 and $3,854 based upon management’s current assessment of the likelihood of realizing the Canadian subsidiaries’ deferred tax assets. In addition, during the period ended December 31, 2004 the Company recorded a valuation allowance of $14,306 based on management’s current assessment of the likelihood of realizing the US deferred tax assets. Management believes that it is more likely than not that the related deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 2004. Taxes have not been provided on foreign subsidiaries’ earnings, which are deemed permanently reinvested, of $10,185 at December 31, 2004. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings in not practicable.

6.	Related Party Transactions

Company

On April 15, 2003, CHP IV, the private-equity investment fund managed by Castle Harlan which holds a controlling interest in CHAAS Holdings, our direct parent, provided the Company $55,000 under the terms of a convertible senior subordinated bridge note. On May 23, 2003, the Company repaid the bridge note, together with accrued interest at a rate of 12% per annum.

In January 2004, AAHC was formed by CHAAS Holdings in connection with an offering of $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011. At that time CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Subsequent to this transaction, CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions, LLC.

Charges to operations during the year ended December 31, 2004 and the period ended December 31, 2003 for management fees paid to Castle Harlan under the terms of an agreement initially expiring December 31, 2008, were $2,985 and $2,114, respectively. Also, the Company reimbursed Castle Harlan for travel and other expenses in 2004 of $157.

Certain employees of the Company hold equity units of CHAAS Holdings, our direct parent.

Predecessor

A portion of the Predecessor's U.S. Credit Facility, Canadian Credit Facility and Senior Subordinated Loans, as described in Note 2, was with Chase and Chase Canada, which are each affiliates of a member of the Predecessor, and J.P. Morgan Partners (23A SBIC), LLC, respectively.

Charges to operations related to consulting services provided to the Predecessor by certain members of the Predecessor aggregated approximately $25 and $100 for the period ended April 14, 2003 and the year ended December 31, 2002, respectively.

Certain employees and consultants of the Predecessor held Class A Units and options to purchase Class A Units of the Predecessor.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

7.	Predecessor Option Plan

In conjunction with the Acquisition of the Company, certain officers, directors and employees who held options to acquire Class A Units in the Predecessor exercised vested options, or options that became exercisable because of a change of control, during the period ended April 14, 2003 and the plan was terminated. The Predecessor recorded stock option compensation expense of $10,125 representing the excess of the fair value of the underlying units less the related exercise price and the recorded value of certain warrants. Information relative to the Predecessor’s option plan follows.

The Predecessor used the disclosure requirements of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. The Predecessor, however, elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

The Predecessor had issued options to purchase Class A Units which were outstanding under the Predecessor’s 1995 Option Plan (the “Plan”). As of December 31, 2002, the Predecessor was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Predecessor and its subsidiaries. At December 31, 2002, there were 184 options that remained available for grant under the Plan.

Information concerning options to purchase the Predecessor’s Class A Units is as follows:

	2002
	Number of Units	Weighted Average Exercise Price
Outstanding at January 1	2,264	$1,247
Options cancelled	5	$4,000
Outstanding at December 31	2,259	$1,240
Exercisable at December 31	1,563	$1,309

All options granted had terms of 15 years and vested as follows:

Number of Units	Weighted Average Exercise Price	Vesting Period
129	$3,029	Options vest immediately.
1,290	$1,183
Options vest over periods, generally up to ten years, as determined by the Option Committee. Vesting may be accelerated based on the results of a Liquidity Event, as defined in the Plan, or based upon the achievement of certain operating results of the Company or its subsidiaries.

275	$1,000	Options vest based on the results of a Liquidity Event, as defined in the Plan.
565	$1,080	Options vest based upon achievement of certain operating results of the Company.

The Predecessor elected to continue applying the provisions of APB 25, however no compensation expense was recognized during 2002 as no options vested during that year. If compensation cost and the fair value of options granted had been determined based upon the fair value method in accordance with SFAS 123, the pro forma net (loss) income of the Company would have been $(11,676) for the year ended December 31, 2002.

The fair value of options granted and related pro forma compensation cost were estimated using the Black-Scholes option-pricing model with an expected volatility of zero and the following assumptions:

1999
Dividend yield	0.0%
Risk-free rate of return	6.0%
Expected option term (in years)	8

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

7.	Predecessor Option Plan - (continued)

The following table summarizes the status of the Predecessor’s options outstanding and exercisable at December 31, 2002:

	Options Outstanding
Exercise Prices	Units	Weighted Average Remaining Contractual Life	Options Exercisable
$1,000	2,025	8	1,959
$3,029	129	10	129
$3,485	65	10	65
$4,000	40	12	25

8.	Pension Plans

The Company has a defined benefit pension plan covering substantially all of SportRack, LLC's employees that are covered under a collective bargaining agreement. An employee's monthly pension benefit is determined by multiplying a defined dollar amount by the years of credited service earned. Plan assets are comprised principally of marketable equity securities (62%) and debt securities (38%). The Company's funding policy is to contribute annually the amounts necessary to comply with ERISA funding requirements.

The following table sets forth the change in the plan's benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 2004 and 2003:

	Company
	December 31,	December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$4,059	$3,443
Benefits earned during the year	263	176
Interest on projected benefit obligation	265	229
Actuarial loss (gain)	205	309
Benefits Paid	(115)	(98)
Plan Change	296	—
Administrative Expense	(6)	—
Benefit obligation at end of year	4,967	4,059
Change in plan assets:
Market value of assets at beginning of year	3,341	2,478
Actual return on plan assets	355	535
Employer contributions	98	425
Administrative Expense	(6)	—
Benefits paid	(115)	(98)
Market value of assets at end of year	3,673	3,340
Funded status	(1,294)	(719)
Unrecognized prior service cost	514	265
Unrecognized net (gain) loss	434	803
Net amount recognized	$346	$349
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(1,294)	$(719)
Intangible asset	514	265
Accumulated other comprehensive income	434	803
Net amount recognized	$346	$349

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

During the Year Ended December 31:
2005	$123
2006	142
2007	167
2008	182
2009	209
2010 - 2014	1,488

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

8.	Pension Plans - (continued)

The Company’s expected contribution in 2005 is expected to be minimal.

	Company		Predecessor
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31, 2004	December 31, 2003	April 14, 2003	December 31, 2002
Components of net periodic benefit cost:
Service cost	$263	$124	$51	$149
Interest cost	265	162	67	217
Expected return on plan assets	(283)	(146)	(60)	(240)
Amortization of net loss	22	20	8	—
Amortization of prior service cost	47	19	8	27
Net periodic benefit cost	$314	$179	$74	$153

The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 5.90%, 6.25%, and 7.00%, at December 31, 2004, 2003, and 2002, respectively. The expected long-term rate of return on plan assets was 8.50% at December 31, 2004, 8.50% at December 31, 2003 and 9.00% at December 31, 2002. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations and historical experience.

The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's and it Predecessor’s matching contributions charged to operations aggregated $404, $314, $160, and $375 for the year ended December 31, 2004, for the periods ended December 31, 2003, and April 15, 2003 and the year ended December 31, 2002, respectively.

Substantially all of the employees of Brink are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $3,241, $1,325, $545, and $1,302, for the year ended December 31, 2004, for the periods ended December 31, 2003 and April 15, 2003 and the year ended December 31, 2002, respectively.

9.	Operating Leases

The Company leases certain equipment under leases expiring on various dates through 2023. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 2004 are as follows:

2005	$7,430
2006	6,231
2007	5,342
2008	4,734
2009	2,468
Thereafter	16,048
$42,253

Rental expense charged to operations was approximately $7,866, $3,717, $1,508, and $4,399 for the year ended December 31, 2004, for the periods ended December 31, 2003, and April 15, 2003 and the year ended December 31, 2002, respectively.

On November 24, 2003 the Company entered into a sale-leaseback transaction with Sport (MI) QRS 15-40, Inc. (“the Landlord”), in which SportRack sold to the Landlord, and concurrently leased back from the Landlord for an initial term of 20 years, manufacturing facilities comprising land and improvements located in Michigan. The net proceeds of the sale were $10,600, which approximated net book value at the date of sale, and the annual fixed rent under the lease is $1,045, subject to annual consumer price index-based increases commencing in the third lease year and subject to certain other adjustments set forth in the lease. The lease also provides for two sequential 10-year lease renewal options at fair market rental value. The lease has been accounted for as an operating lease.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

10.	Account Balances

Account balances included in the consolidated balance sheets are comprised of the following:

	December 31,	December 31,
	2004	2003
Inventories
Raw materials	$25,400	$19,039
Work-in-process	12,382	9,662
Finished goods	28,937	23,075
Reserves	(5,325)	(3,448)
	$61,394	$48,328
Property and equipment
Land, buildings and improvements	$23,650	$21,497
Land, buildings and improvements under capital leases	9,564	8,900
Furniture, fixtures and computer hardware	10,370	8,344
Machinery, equipment and tooling	51,482	39,649
Machinery and equipment under capital leases	270	409
Construction-in-progress	1,669	3,244
	97,005	82,043
Less — accumulated depreciation	(21,892)	(8,248)
	$75,113	$73,795
Accrued liabilities
Compensation and benefits	$12,115	$11,180
Advanced from Customers	655
Interest	917	1,142
Other	8,864	9,006
	$22,551	$21,328

11.	Commitments and Contingencies

In February 1996, AAS commenced an action against certain former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements. The individuals then filed a separate lawsuit against AAS alleging breach of contract under the respective Purchase and Employment agreements. The litigation resulted in a judgment against AAS in the amount of approximately $3,800, plus attorneys' fees and pre- and post-judgment interest awarded by the trial court. Both AAS and the former employees appealed the judgment before the United States Court of Appeals for the Sixth Circuit.  To secure its appeal, prior to closing of the Acquisition, AAS issued a letter of credit in the amount of $8,300 for the benefit of the former employees. In connection with the Acquisition, CHAAS Holdings is entitled to indemnification from the sellers, without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with this litigation. At closing, the Sellers deposited with the financial institution that issued the letter of credit $9,000 in cash in a separate escrow account to cash collateralize the letter of credit and to secure the sellers' obligations to pay all losses incurred by AAS and its affiliates in connection with this litigation. In June 2003, the Court of Appeals entered a judgment that reduced the judgment against AAS from $3,800 to $2,800 and reduced the interest rate used in calculating pre-judgment interest. In August 2003, the judgment was satisfied by way of a payment from the escrow account to the employees in the amount of approximately $5,600. The remaining proceeds of the escrow account were distributed to the Sellers, except for $500 which remained in escrow to secure a contingent obligation of the Sellers to pay approximately $350 in post-trial legal fees claimed by the former employees', which amount remains in dispute. In conjunction with the satisfaction of the judgment, the letter of credit was canceled. The Predecessor increased its estimated accrual for this matter during the period ended April 14, 2003 and the year ended December 31, 2002 by $175 and $600, respectively, representing accrued interest for the period, which amounts are included in interest expense.

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. The majority of the Company’s product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty related costs based on actual historical return rates. The Company has not experienced significant costs related to its warranties.

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

11.	Commitments and Contingencies — (continued)

In July 2002, three European automotive OEM customers of Brink Sverige AB (Sweden) recalled, in total, approximately 41 thousand towbars that were supplied by the Predecessor. The recall affects vehicles fitted with the G 3.0 model removable towbar system produced between January 1999 and March 2000. The Company has worked with its customers to provide technical and other support in response to the recall. During the fourth quarter of 2002, based upon information gathered concerning the costs of the recall and from discussions with its customers during the fourth quarter, management estimated and recorded an expense of approximately $3,000 for the recall. The expense is included in selling, administrative and product development expenses in 2002. In connection with the Acquisition, the sellers agreed to indemnify CHAAS Holdings and its affiliates (including the Company), without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with this recall. The securities purchase agreement provides that the Company may settle all matters relating to this recall for up to an aggregate of $4,000 without the consent of the Sellers. Any settlement that exceeds $4,000 requires the consent of the sellers, although the sellers continue to maintain responsibility for all losses, whether or not they agree to any such settlement. In January 2004, the Company, with the Seller’s consent, reached an agreement with the OEM customers to resolve the recall obligation. On January 30, 2004, the Company paid the OEM customers $4,130 and was reimbursed by the Sellers for a like amount from an escrow account established on April 15, 2003 in conjunction with the Acquisition. Under the terms of the settlement, the Company is required to reimburse the customers for additional costs through either cash payments or shipment of replacement parts. These costs are expected to be reimbursed to the Company by the Sellers at a future date.

As part of the Acquisition of AAS on April 15, 2003, the Company agreed to pay the Sellers additional consideration of up to a maximum of $10,000 in the aggregate to the extent that the Castle Harlan Group achieves a specified, annual internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries, calculated as of the end of each of the 2003-2005 calendar years. No payment for any earned additional consideration would be required prior to March 31, 2006 unless there was a change in control, as defined in the securities purchase agreement, or the Castle Harlan Group receives proceeds from certain sales of equity interests in or assets of CHAAS Holdings. The specified internal rate of return, as defined in the securities purchase agreement, was not achieved in calendar years 2003 or 2004 and the Company did not record a liability for additional consideration as of December 31, 2003 or 2004.

In addition to the above, the Company is party to various claims, lawsuits and administrative proceedings related to matters arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

12.	Segment Information

The Company operates in one reportable segment, providing rack and towing systems and related accessories to the automotive OEM and aftermarket. All sales are to unaffiliated customers. Revenues by geographic area, accumulated by the geographic area where the revenue originated, revenues by product line and long-lived assets, which include net property and equipment, goodwill and other intangible assets and debt issuance costs, by geographic area are as follows:

	Company		Predecessor
	Year Ended	Period Ended	Period Ended	Year Ended
Revenues	December 31, 2004	December 31, 2003	April 14, 2003	December 31, 2002
United States	$244,236	$166,265	$67,235	$231,133
The Netherlands	51,517	40,393	16,085	35,177
Italy	20,739	14,373	5,677	16,437
Other foreign	75,279	35,027	12,857	47,035
	$391,771	$256,058	$101,854	$329,782

	Company		Predecessor
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31, 2004	December 31, 2003	April 14, 2003	December 31, 2002
Revenues
Towing systems	$229,964	$135,584	$52,182	$175,348
Rack systems	161,807	120,474	49,672	154,434
	$391,771	$256,058	$101,854	$329,782

Financial Statements - Table of Contents

ADVANCED ACCESSORY HOLDINGS CORPORATION (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

12.	Segment Information — (continued)

	Company
	As of	As of
	December 31, 2004	December 31, 2003
Long-lived Assets
United States	$152,733	$156,686
The Netherlands	38,273	35,253
France	9,252	9,006
Italy	3,606	3,579
Other foreign	15,332	19,023
	$219,196	$223,547

The Company has two significant customers in the automotive OEM industry. As a percentage of total sales, sales to these customers represented 15% and 21% in 2004, 18% and 23% in 2003, and 23% and 22% in 2002. Accounts receivable from these customers represented 14% and 18% of the Company's trade accounts receivable at December 31, 2004, and 17% and 17% at December 31, 2003, respectively.

Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 2004. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

13.	Subsequent Events

Our operating results and operating cash flows have been negatively impacted primarily by the costs associated with launching an unprecedented number of new roof rack programs, the high costs of steel and pricing pressures from certain OEM customers. As a result of these and other factors, our availability under our revolving credit facilities declined to $27.1 million at December 31, 2004 from $38.1 million available at September 30, 2004. Although we were able to meet our covenants for the quarter ended December 31, 2004 we anticipated that we would be unable to meet our fixed charge coverage ratio and senior secured leverage ratio covenants for the quarter ending March 31, 2005. On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries was 1.15 to 1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15 to 1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05 to 1.00 for the fiscal quarter ending December 31, 2005; and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries range from 1.25 to 1.00 for the fiscal quarters ending March 31, 2005, June 20, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the fiscal quarter ending December 31, 2004 was 1.22:1.0 and we were in compliance with this covenant as of December 31, 2004. Under the modified senior secured leverage ratio covenant the required minimum for all borrowers and their subsidiaries range from 1.75 to 1.00 for the fiscal quarters ending March 31, 2005 and June 20, 2005; 1.50 to 1.00 for the fiscal quarter ending September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio range of 1.25 to 1.00 for each fiscal quarter. A copy of the Fourth Amendment is included as exhibit 10.16 to this Form 10-K.

Although we anticipate the ability to meet our modified covenants, there can be no such assurance. Our principal sources of liquidity are funds derived from operations and borrowings under our revolving credit facilities. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the next twelve months, although no assurances can be given in this regard. Our ability to fund operations, make scheduled payments of interest and principal on our indebtedness and maintain compliance with the terms of our revolving credit facilities, including our fixed charge coverage ratio covenant and senior secured leverage ratio covenant, depends on our future operating performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve compliance with our debt covenants, there would be a material adverse effect on our business, financial condition and results of operations.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by using the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	OTHER INFORMATION

On March 31, 2005 CHAAS Holdings and Richard E. Borghi, the President and Chief Operating Officer of SportRack entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provided, among other things, that (i) Mr. Borghi’s employment will terminate on March 31, 2005; (ii) Mr. Borghi will release and discharge CHAAS Holdings and its subsidiaries and affiliates from any and all claims Mr. Borghi has or may have, (iii) CHAAS Holdings will pay Mr. Borghi a salary continuation at the annualized rate of $265,000 for a period of six months subject to standard withholdings, (iv) CHAAS Holdings will repurchase 483.3900 common units of CHAAS Holdings held by Mr. Borghi for and aggregate purchase price of $48,339.00. A copy of the Separation Agreement is included as exhibit 10.13 to this Form 10-K.

On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries was 1.15 to 1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15 to 1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05 to 1.00 for the fiscal quarter ending December 31, 2005; and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries range from 1.25 to 1.00 for the fiscal quarters ending March 31, 2005, June 20, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the fiscal quarter ending December 31, 2004 was 1.22:1.0 and we were in compliance with this covenant as of December 31, 2004. Under the modified senior secured leverage ratio covenant the required minimum for all borrowers and their subsidiaries range from 1.75 to 1.00 for the fiscal quarters ending March 31, 2005 and June 20, 2005; 1.50 to 1.00 for the fiscal quarter ending September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio range of 1.25 to 1.00 for each fiscal quarter. A copy of the Fourth Amendment is included as exhibit 10.16 to this Form 10-K.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the members of the Board of Managers of AAHC and of CHAAS Holdings, our direct parent. In addition, the table sets forth information regarding the executive officers and certain of our other senior officers. Each of the individuals has served as a member of the applicable Board of Managers or board of directors and/or as an officer, as the case may be, since the dates indicated below in their biographical data.

Name	Age	Position

Alan C. Johnson	56	President and Chief Executive Officer of AAHC; Member of CHAAS Holdings’ Board of Managers
Terence C. Seikel	47	Member of CHAAS Holdings’ Board of Managers
Richard E. Borghi	58	President and Chief Operating Officer of SportRack
Gerrit de Graaf	41	General Manager and Chief Executive Officer of Brink
Bryan A. Fletcher	46	President and Chief Operating Officer of Valley Aftermarket (a division of Valley)
Ronald J. Gardhouse	57	Executive Vice President and Chief Financial Officer of AAHC
John K. Castle	64	Member of CHAAS Holdings’ Board of Managers
Marcel Fournier	50	Member of CHAAS Holdings’ Board of Managers
William M. Pruellage	31	Member of CHAAS Holdings’ Board of Managers
Gian Luigi Buitoni	49	Member of CHAAS Holdings’ Board of Managers
Thomas W. Cook	67	Member of CHAAS Holdings’ Board of Managers
Christian Coumans	66	Member of CHAAS Holdings’ Board of Managers
Erick A. Reickert	69	Member of CHAAS Holdings’ Board of Managers

Alan C. Johnson joined the Company on February 2, 2005 as President and Chief Executive Officer. Mr. Johnson served as President and Chief Operations Officer at Plastech Engineered Products, a 1B injection molding supplier. Mr. Johnson joined Plastech as a result of its acquisition of LDM Technologies, an injection molding manufacturer for the automotive industry, where he served as President and Chief Executive Officer from 2001 until 2003. From 2000 to 2001, Mr. Johnson served as the Executive Vice President Americas and Asia Pacific at Federal Mogul, a manufacturer and distributor of automotive and heavy-duty components and systems to the OEM and aftermarket industry. From 1999 to 2000, Mr. Johnson served as President and Chief Operating Officer of Exide Corporation. Mr. Johnson earned his bachelor’s degree in business administration from the University of Michigan and an MBA from Wayne State University in Detroit.

Terence C. Seikel has served in the automotive industry for 19 years. He has been a member of the Board of Managers of the Company since March 2004, a member of the Board of Managers of CHAAS Holdings since April 2003 and was the President and Chief Executive Officer of the Company from May 2003 to February 2005. Mr. Seikel has also been President and Chief Executive Officer and a member of the Board of Managers of AAS since April 1999. From January 1996 until April 1999, Mr. Seikel served as Vice President of Finance and Administration and Chief Financial Officer of AAS and SportRack. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

Richard E. Borghi has served in the automotive industry for 35 years and has been President and Chief Operating Officer of SportRack since April 1999. From 1995 until April 1999, Mr. Borghi served as Executive Vice President of Operations and Chief Operating Officer of SportRack. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech Inc., and was the Executive Vice President of Operations of the MascoTech Accessories division at the time of its acquisition by AAS.

Gerrit de Graaf joined Brink in 1996 as Managing Director and Chief Executive Officer. From 1989 to 1996, he worked with Philips Medical Systems; the last two years as Marketing Manager in the United States. From 1989 to 1992, he worked as a consultant in the forecasting, logistics and human resource management fields. Mr. De Graaf holds a Master Degree in Mechanical Engineering from the University of Delft and a Master Degree in Industrial Engineering from the University of Eindhoven. He also holds an MBA Degree from the University of Antwerp, which is affiliated with the Kellogg Institute of the Northwestern University in Chicago.

Bryan A. Fletcher has served in the automotive industry for 14 years and has been President and Chief Operating Officer of Valley Aftermarket (a division of Valley) since July 2000. From 1991 until July 2000, Mr. Fletcher served as Vice President of Aftermarket Operations of Valley. Mr. Fletcher is a CPA and earned his BA in Business Administration at Michigan State University.

Ronald J. Gardhouse joined the Company on March 12, 2004 as Executive Vice President and Chief Financial Officer. Mr. Gardhouse began his career in Public Accounting with Deloitte & Touche LLP, followed by 25 years with Daimler Chrysler in a succession of finance and operating assignments, both domestic and international, including: Assistant Corporate Controller; Deputy Managing Director--Chrysler Mexico; Assistant Corporate Treasurer; and President--Asia Pacific Operations. Mr. Gardhouse is a CPA and earned his BBA at Eastern Michigan University and his MBA at Michigan State University.

John K. Castle has been on the Board of Managers of CHAAS Holdings since April  2003. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan, Inc. Immediately prior to forming Castle Harlan, Inc. in 1986, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin, & Jenrette, Inc., one of the nation's leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Adobe Air Holdings, Inc., Morton's Restaurant Group, Inc., Wilshire Restaurant Group, Inc., and various private equity companies. Mr. Castle is also a Life Member of the Corporation of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelors degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and an Honorary Doctorate of Humane Letters.

Marcel Fournier has been on the Board of Managers of CHAAS Holdings since April 2003. Mr. Fournier is a Managing Director of Castle Harlan. He is also a board member of APEI Holdings Corporation and Gravograph New Hermes Holding LLC. Prior to joining Castle Harlan in December 1995, Mr. Fournier held various positions, including Managing Director, at the investment banking group of Lepercq, de Neuflize & Co., Inc. from 1981 to 1995. From 1979 to 1981, Mr. Fournier was Assistant Director of the United States office of the agency of the French Prime Minister. Mr. Fournier received his M.B.A. from the University of Chicago in 1979, his Masters in Economics from the Université de la Sorbonne and a degree in Civil Engineering from the École Speciale des Travaux Publics.

William M. Pruellage has been on the Board of Managers of CHAAS Holdings since April 2003. Mr. Pruellage is a Managing Director of Castle Harlan. Mr. Pruellage is also a board member of Universal Compression, Inc., American Achievement Corporation, Verdugt Holdings, LLC and Wilshire Restaurant Group, Inc. Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked in the Mergers and Acquisitions group of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers.

Gian Luigi Buitoni has been on the Board of Managers of CHAAS Holdings since June 2003. From 2001 to 2003, he was the President of Polo Ralph Lauren Europe. From 1992 to 2001, Mr. Buitoni was the President of Ferrari North America. He has published a book, entitled ‘‘Selling Dreams,’’ on branding and high-end marketing. Mr. Buitoni received his Doctorate from the HEC, his M.B.A. from Insead, and his Bachelors degree from the HEC.

Thomas W. Cook has been on the Board of Managers of CHAAS Holdings since June 2003. Mr. Cook was the President and CEO of Truck Components Inc., or TCI, from 1994 to 2000 and President of Gunite Corporation, a subsidiary of TCI, from 1991 to 2000. Mr. Cook was President and Chief Executive Officer of Redlaw Industries, Inc., an automobiles parts manufacturer from 1986 to 1991. Mr. Cook held various positions with ITT Grinnell Corporation from 1967 to 1986 and became its President in 1983. Mr. Cook is also a board member of StackTeck Systems, Inc. Mr. Cook received his Bachelor of Science in metallurgical engineering from University of Missouri.

Christian Coumans has been on the Board of Managers of CHAAS Holdings since June 2003. He served as Managing Director of Sommer Multipiso, Sao Paulo, Brazil from 1980 to 1984 and was president of Sommer Allibert North America from 1985 to 1997. Mr. Coumans is also currently a Director of DTP Holding, France. Mr. Coumans graduated from FUCAM, Catholic University; of Mons, Belgium, MBA equivalent.

Erick A. Reickert has been of the Board of Managers of CHAAS Holdings since June 2003. Mr. Reickert was the President and Chief Executive Officer of New Venture Gear, Inc., a joint venture between GM and Chrysler, between September 1992 and January 1996. Prior to that time, Mr. Reickert was Chairman and Chief Executive Officer of Chrysler Mexico and Vice President Program Management, responsible for the product planning of all cars, trucks and power trains. From June 1965 to January 1984 he was employed by Ford Motor Company in a variety of product planning positions. Mr. Reickert is currently on the boards of Junior Achievement of Southeastern Michigan and The Children’s Center of Wayne County Michigan. Mr. Reickert received an MBA from Harvard Business School and a BS degree in engineering from Northwestern University.

Each member of AAHC’s Board of Managers and CHAAS Holdings Board of Managers holds office until his successor is elected and qualified or until his earlier death, resignation or removal. AAHC’s officers serve at the discretion of the Board of Managers.

See disclosures in Item 11 under the caption “Employment Agreements” for a description of agreements with each of Messrs. Seikel, Gardhouse, Borghi, de Graaf and Fletcher pursuant to which they are required to be appointed to the executive positions they currently hold.

Audit Committee

The audit committee of our direct parent, CHAAS Holdings, (“Audit Committee”), effectively functions as the audit committee of AAHC. The Audit Committee consists of Messrs. Pruellage (Chairman), Buitoni, Cook, Coumans, and Reickert Mr. Pruellage is a Managing Director of Castle Harlan, the private equity investment firm that holds a controlling interest in CHAAS Holdings. The Board of Managers of CHAAS Holdings has determined that at least one independent “audit committee financial expert”, as defined in Section 401 (h) of Regulation S-K, Mr. Pruellage, serves on the Audit Committee, but has not determined that Mr. Pruellage qualifies as “independent” as defined in the listing standards of the New York Stock Exchange. In 2003 the audit committee adopted a “finance code of ethics” applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, business unit leaders, and certain employees in the finance organization. A copy of the finance code of ethics was filed as exhibit 14.1 to CHAAS Acquisition’s Form 10-K filed on March 29, 2004.

In 2004 the audit committee approved an ethics policy that applies to all employees, officers and directors, and the policy was mailed to all North American employees’ homes. In addition, it has been sent to every employee in The Netherlands, has been adopted by all European operations and is being inserted into existing personnel handbooks. Among other things, the policy describes standards of conduct for all employees, officers and directors of the Company. It also identifies contact individuals in every business for the reporting of perceived ethical violations, including the Chief Financial Officer and Chairman of the audit committee. As of March 31, 2005 there were no unresolved ethics issues that came to the attention of these contact individuals.

The audit committee has established an e-mail address, “auditcommittee@aasllc.com”, where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact the audit committee without screening or review by Company personnel. A copy of the ethics policy is included as exhibit 14.2 to this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation during 2004, 2003, and 2002 of our chief executive officer and each of our four other most highly compensated executive officers serving in that capacity at the end of 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	All Other Compensation ($)(1)

Terence C. Seikel President and Chief Executive Officer of the Company, member of CHAAS Holdings Board of Managers	2004 2003 2002	280,000 275,000 265,000	135,000 188,083 175,000	801,554 — —	6,150 5,975 4,506
Ronald J. Gardhouse Executive Vice President and Chief Financial Officer of the Company	2004	178,990	—	—	4,813
Richard E. Borghi President and Chief Operating Officer of SportRack	2004 2003 2002	280,000 293,385 306,419	81,000 118,917 125,000	— — —	7,333 6,050 4,494
Gerrit de Graaf General Manager and Chief Executive Officer of Brink	2004 2003 2002	220,173 194,650 165,168	118,161 151,269 38,899	— — —	— — —
Bryan Fletcher President and Chief Operating Officer of Valley Aftermarket	2004 2003 2002	158,333 155,000 151,316	47,500 70,104 50,000	— — —	400 400 400

(1)	Other compensation primarily consists of employer contributions to defined contribution pension plans and car allowances.

At the closing of the Acquisition, the Predecessor’s 1995 Option Plan was terminated and certain of our executive employees entered into a separate vesting unit repurchase agreement with CHAAS Holdings. The five executive employees purchased common equity units of CHAAS Holdings, which are subject to vesting under the terms of their vesting unit repurchase agreements. The executive employees who purchased the common units, together with the number of common units purchased include Terence C. Seikel (806 common units), Richard E. Borghi (483 common units), Gerrit de Graaf (322 common units) and Bryan Fletcher (161 common units). See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Vesting Unit Repurchase Agreements.”

Compensation of Directors

AAHC’s board members do not receive compensation for their service in that capacity. Four board members of CHAAS Holdings, Messrs. Buitoni, Cook, Coumans and Reickert, are entitled to receive compensation for their services at the rate of $25,000 per year.

Compensation Committee Interlocks and Insider Participation

Other than Mr. Seikel who was an executive officer of the Company and remains a manager on CHAAS Holdings’ Board of Managers, there are no compensation committee interlocks (i.e., no executive officer of the Company or CHAAS Holdings serves as a member of the board or the compensation committee of another entity which has an executive officer serving on the board of the Company, CHAAS Holdings’ board or on the compensation committee of and such entity).

Employment Agreements

General

Messrs. Johnson, Seikel, Borghi, Fletcher and Gardhouse have employment agreements with CHAAS Holdings that are summarized as follows:

Officer	Initial Expiration Date of Employment Contract	Base Salary	Percentage of Base Salary for Bonus
Alan Johnson	February 1, 2006	450,000	Up to 60%
Terence Seikel	April 15, 2004	260,000	50% to 70%
Richard Borghi	April 15, 2004	260,000	30% to 50%
Bryan Fletcher	April 15, 2004	155,000	30% to 50%
Ronald Gardhouse	March 11, 2005	225,000	30% to 60%

All agreements are subject to automatic renewal providing that one year always remains on the term, unless employment is terminated as discussed below. In all cases, bonuses are subject to the achievement of performance goals established by the Board of Managers of our direct parent, CHAAS Holdings. In addition, each of Messrs. Johnson, Seikel, Gardhouse, Borghi and Fletcher shall be entitled to participate in all benefit plans offered to other senior executive officers. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under these employment agreements to the extent that it does not have sufficient funds to do so.

Mr. de Graaf has an employment agreement with Brink. His agreement provides for an annual base salary of NGL 170,000 (which is equal to $230,100 based on a dollar to Euros exchange rate of 1.3536:1 as of December 31, 2004) and an annual bonus in a range of 30% to 50% of base salary, subject to the achievement of performance goals. In addition, Mr. de Graaf is entitled to participate in customary benefit plans.

Termination Provisions

If any of Messrs. Borghi or Fletcher is terminated without "cause" or terminates his employment with "employee good reason," in each case, as these terms are defined in the employment agreements, he will receive his base salary until the end of the term (in the case of a without cause termination) or for twelve months (in the case of a with employee good reason termination), a pro rata portion of his annual bonus and reimbursements of continuation health insurance premiums until the earlier of twelve months after termination of employment and the day on which he is included in another employer's insurance program.

If Mr. Johnson is terminated without "cause" or terminates his employment with "employee good reason," in each case, as these terms are defined in the employment agreements, he will receive his base salary until the end of the term (in the case of a without cause termination) or for twelve months (in the case of a with employee good reason termination) and reimbursements of continuation health insurance premiums until the earlier of twelve months after termination of employment and the day on which he is included in another employer's insurance program.

If Mr. Gardhouse is terminated without “cause” as the term is defined in the employment agreements, he will receive (a) if termination occurs prior to the first anniversary of his Effective Date, his base salary for six months after termination, (b) if termination occurs on or after the first anniversary but prior to the second anniversary of his Effective Date, his base salary for nine months after termination and (c) if termination occurs on or after the second anniversary of his Effective Date, his base salary for twelve months after termination. He will also receive a pro rata portion of his annual bonus multiplied by (a) 50% if termination occurs prior to the first anniversary of his Effective Date, (b) 75% if termination occurs on or after the first anniversary but prior to the second anniversary of his Effective Date and (c) 100% if termination occurs on or after the second anniversary of the Effective Date. The Company shall also reimburse Mr. Gardhouse for continuation of health insurance premiums until the earlier of twelve months after termination of employment and the day on which he is included in another employer's insurance program.

If Mr. de Graaf is terminated for a reason other than "cause," as defined in his employment agreement, he is entitled to receive a payment in an amount derived by the following formula: (50% + years of service x 20%) x  &#-4064;(annual salary + holiday allowance + bonus), with a maximum of one-year's annual salary + holiday allowance + bonus.

Mr. Seikel and CHAAS Holdings entered into a separation agreement in which Mr. Seikel will be paid based upon his base salary for nine months after his separation date. He will also be reimbursed for continuation of health insurance premiums until the earlier of 18 months after his separation date or the day on which he is included in another employer's insurance program. CHAAS Holdings also purchased from Mr. Seikel 1,006.04 vested common units and 2,109.80 vested preferred units currently held. Mr. Seikel has retained 200.39 vested common units and 2,109.80 vested preferred units that shall remain subject to the Vesting Unit Repurchase Agreements.

Vesting Unit Repurchase Agreements

At the closing of the Acquisition, certain of our employees purchased an aggregate of approximately 3.33% of CHAAS Holdings’ outstanding common units. In connection with these purchases, each of the employees entered into a separate vesting unit repurchase agreement with CHAAS Holdings that governs the rights, vesting and repurchase of these units. Each vesting unit repurchase agreement provides that all common units are initially unvested and have no rights attached to them, including, without limitation, any rights to distributions, allocations of income or losses, voting or otherwise, except to the extent such unvested units become vested units in accordance with the vesting unit repurchase agreement. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under the vesting unit repurchase agreements to the extent that it does not have sufficient funds to do so.

One-third of the common units vest on each of the first, second and third anniversaries of the first day of the month immediately following the employee's purchase of the units, subject to the Castle Harlan Group achieving an assumed annualized internal rate of return of 30% on its total equity investment in CHAAS Holdings and its subsidiaries. The Castle Harlan Group's internal rate of return is determined as of the end of the twelve month period ended on the last day of the fiscal quarter immediately preceding each such anniversary by calculating the proceeds the Castle Harlan Group would receive in a hypothetical sale of CHAAS Holdings, assuming CHAAS Holdings was valued at an amount equal to 5.65 times the consolidated EBITDA of CHAAS Holdings and its subsidiaries, adjusted for certain non-recurring items, as of the end of such twelve month period and after making appropriate adjustments for cash and indebtedness of CHAAS Holdings and its subsidiaries and other specified items described in the vesting unit repurchase agreement.

The agreement also provides that if there is a change in control (as defined in the vesting unit repurchase agreement) prior to April 15, 2006, the total number of common units that have not yet vested would be accelerated, subject to the Castle Harlan Group achieving a 30% annualized internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries based on the proceeds the Castle Harlan Group actually receives in the change in control. Any common units that have not vested on or before April 15, 2006, whether on an annual basis or upon a change in control, will never become vested under the unit vesting repurchase agreement.

Upon a termination of an employee's employment, CHAAS Holdings, LLC has the right, but not the obligation, to repurchase within 60 days of the date of termination (i) the unvested common units at the cost initially paid by the employee for such units, without interest, and (ii) the vested units at fair market value, determined in the same manner that vesting is determined as described above. If termination of an employee's employment is for "cause" (as defined in the vesting unit repurchase agreements) or without "employee good reason" (as defined in the vesting unit repurchase agreements), then all common units are deemed to be unvested. CHAAS Holdings is obligated to repurchase any unvested units upon consummation of a change in control at the cost initially paid by the employee for such units, without interest.

Rollover Securities Purchase Agreement

In connection with the Acquisition, class A units and options to purchase class A units consisting of approximately 1.5% of the equity interests of our Predecessor previously held by three of our employees were cancelled and CHAAS Holdings issued common and preferred units and new options to acquire common and preferred equity interests in CHAAS Holdings, all of which were fully vested upon issuance. CHAAS Holdings has entered into a rollover securities repurchase agreement with each of these employees governing the repurchase of the new common and preferred units and options to purchase such units. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under the rollover securities purchase agreements to the extent that it does not have sufficient funds to do so.

Upon a termination of an employee's employment for "cause" (as defined in the rollover securities repurchase agreements), CHAAS Holdings has the right, but not the obligation, to repurchase (i) the common units at the lesser of (x) the cost paid by the employee for such common units and (y) the fair market value (determined in the same manner fair market value is determined under the vesting unit repurchase agreements described above), less, in the case of options being repurchased, the exercise price for such common units and (ii) the preferred units at the liquidation value of such preferred units, assuming CHAAS Holdings was liquidated on the relevant determination date, less, in the case of options, the exercise price for such preferred units.

Upon a termination of an employee's employment for any reason other than "cause," CHAAS Holdings has the right, but not the obligation, to repurchase (i) the common units at the fair market value (determined in the same manner fair market value is determined under the vesting unit repurchase agreements described above), less, in the case of options being repurchased, the exercise price for such common units and (ii) the preferred units at the liquidation value of such preferred units, assuming CHAAS Holdings was liquidated on the relevant determination date, less, in the case of options, the exercise price for such preferred units.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2005, CHAAS Holdings outstanding capitalization consisted of approximately 51,019 common units and approximately 528,041preferred units. As of March 31, 2005, AAHC’s outstanding capitalization consisted of 100 units, all of which are directly owned by CHAAS Holdings.

The following table sets forth information with respect to the beneficial ownership of CHAAS Holdings units as of March 31, 2005 by:
•	each person who is known by us to beneficially own 5% or more of CHAAS Holdings outstanding units;
•	each of CHAAS Holdings’ managers; and
•	each of our executive officers named in the Summary Compensation Table and all of CHAAS Holdings' managers and our executive officers as a group.

To our knowledge, each of the holders of units listed below has sole voting and investment power as to the units owned unless otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Common Units	Percentage of Total Common Units (%)	Number of Preferred Units	Percentage of Total Preferred Units (%)

Advanced Accessory Acquisitions, LLC (“AAA”)(2)	41,750.00	81.53	439,547.87	83.00
John K. Castle (3)	53,209.79	100.00	439,547.87	83.00
Harbourvest Partners VI-Direct Fund L.P. (4)	5,000.00	9.76	52,640.46	9.94
Stockwell Fund L.P. (5)	3,000.00	5.86	31,584.28	5.96
Marcel Fournier	—	—	—	—
William M. Pruellage	—	—	—	—
Gian Luigi Buitoni	—	—	—	—
Thomas W. Cook	—	—	—	—
Christian Coumans	—	—	—	—
Erick A. Reickert	—	—	—	—
Terence C. Seikel	200.39	*	2,109.80	*
Alan C. Johnson	—	*	—	*
Richard E. Borghi	483.39	*	—	—
Gerrit de Graaf	322.26	*	—	—
Bryan A. Fletcher	248.76	*	1,665.08	*
All managers and executive officers as a group (12 persons, including those listed above)	43,004.80	84.29	443322.75	83.72
__________________
*
Denotes beneficial ownership of less than 1% of the class of units. Beneficial ownership is determined in accordance with the rules of the Commission. No units subject to options or warrants are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants since they do not vest (other than upon a change in control) within 60 days from March 31, 2005. See "Vesting Unit Repurchase Agreements."

(1)	Addresses are provided only for persons beneficially owning more than 5% of the class of units.
(2)
CHP IV is the direct parent of AAA, and as such may be deemed to be a beneficial owner of the units owned by AAA. The address for AAA is c /o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(3)
John K. Castle, a member of CHAAS Holdings's Board of Managers, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the direct parent of AAA, and as such may be deemed to be a beneficial owner of the units owned by AAA and its affiliates. In addition, this amount includes 9,444.77 common units for which Mr. Castle may direct the voting pursuant to voting trust agreements under which Mr. Castle acts as voting trustee for the individuals and entities named below Mr. Castle's name on the table. Furthermore, Mr. Castle may direct the voting pursuant to a voting trust agreement under which Mr. Castle acts as voting trustee for approximately 15 common units held by a non-executive officer that are not reflected on this table. Mr. Castle disclaims beneficial ownership of all units referred to in this paragraph in excess of his proportionate partnership share of CHP IV.

(4)	The address for Harbourvest Partners VI-Direct Fund L.P. is c/o HarbourVest Partners, LLC, One Financial Center—44th Floor, Boston, MA 02111.
(5)	The address for Stockwell Fund L.P. is c/o Glencoe Capital, 222 West Adams Street—Suite 1000, Chicago, IL 60606.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

At the closing of the Acquisition, we entered into a management agreement with Castle Harlan, pursuant to which Castle Harlan agreed to provide business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to us upon the terms and conditions set forth in the management agreement. As compensation for those services, we agreed to pay Castle Harlan an annual fee equal to a percentage of their equity investment by the Castle Harlan Group and on terms as set forth in the management agreement. The current amount of the annual fee being charged by Castle Harlan is approximately $3 million. The agreement is for an initial term expiring December 31, 2008, renewable automatically from year to year thereafter unless one of the parties gives notice of its desire to terminate within 90 days before the expiration of the initial term or any subsequent one-year renewal thereof. We have agreed to indemnify Castle Harlan against liabilities, costs, charges and expenses relating to its performance of its duties, other than such of the foregoing resulting from Castle Harlan's gross negligence or willful misconduct. Payment of the management fee to Castle Harlan is subject to the terms of our senior credit facilities.

Bridge Financing

In connection with the Acquisition, on April 15, 2003, Valley and SportRack issued a convertible senior subordinated bridge note in favor of AAA. On May 23, 2003, we fully repaid all principal and accrued interest on the bridge note with a portion of the proceeds from the issuance of the 10¾% Senior Notes. The subordinated promissory notes were guaranteed on a subordinated basis by CHAAS Holdings and all of its domestic operating subsidiaries. The initial principal amount of the bridge note was $55.0 million. The interest rate on the bridge note was 12%, which was capitalized and added to the outstanding principal.

Predecessor Relationships

Prior to the consummation of the Acquisition, F. Alan Smith and Barry Banducci, both former members of AAS' Board of Managers, entered into consulting agreements with AAS dated as of September 28, 2001. The consulting agreements each provided for an annual consulting fee of $50,000. Following the termination date and for so long as the consultant continued to serve on the Board of Managers of AAS, the consultant was entitled to receive an annual board fee of no less than 10% of the aggregate purchase price for all units of AAS previously acquired by him, which during the 2002 calendar year totaled $30,000 for Mr. Smith and $25,000 for Mr. Banducci. The consulting agreements prohibited Messrs. Smith and Banducci from disclosing non-public information about AAS. In conjunction with the Acquisition, these consulting agreements were terminated. Messrs. Smith and Banducci are no longer affiliated with our company.

Prior to the Acquisition, Donald J. Hoffman, one of AAS' former managers and a senior advisor of the Sellers in connection with the Acquisition, had affiliations with some of AAS' former equity holders. In addition, certain affiliated entities served as agent banks and lenders under our then existing U.S. and Canadian credit facilities and received certain related fees in connection therewith. Mr. Hoffman is no longer affiliated with our company.

Prior to the Acquisition, affiliates of J.P. Morgan Partners (23A SBIC), LLC, our majority equity holder prior to the Acquisition, participated on a regular basis in various investment and commercial banking transactions for AAS and our affiliates. Neither J.P. Morgan Partners (23A SBIC), LLC nor any such affiliates currently own any of our equity.

Other

In connection with the acquisition of the MascoTech Accessories division of MascoTech, Inc. by AAS in September 1995, AAS loaned Mr. Borghi, the President and Chief Operating Officer of SportRack and a manager of AAS, $100,000 to enable him to make his initial equity investment in AAS. The loan was due on demand and the interest rate was 6.2% per annum. The loan, together with interest accrued thereon, was repaid in full upon consummation of the Acquisition.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 20, 2003, the Board of Managers appointed Deloitte & Touche LLP (“D&T”) to serve as our independent public accountants for the year ended December 31, 2003, replacing PricewaterhouseCoopers LLP (“PwC”). D&T was also retained to serve as our independent public accountants for the year ended December 31, 2004.

The Audit Committee of CHAAS Holdings approves in advance all services rendered by D&T to us and our subsidiaries and approves all fees paid to D&T. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by D&T. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by D&T during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of D&T.

During the two years ended December 31, 2004, fees paid by the Company and the Predecessor and their subsidiaries to D&T for services are summarized below. During the two-year period, aggregate fees paid to D&T were $1.4 million.

	December 31,	December 31,
	2004	2003(c)
Audit fees	$468	$330
Audit-related fees (a)	193	225
Tax fees (b)	179	30
Total	$840	$585

(a)
Fees for 2004 include due diligence work for an acquisition investigation and to support work for compliance with Sarbanes Oxley Section 404. Fees for 2003 are primarily for an audit of the closing statement of working capital as of April 14, 2003, in connection with the Acquisition.

(b)	Includes fees for tax consulting and compliance.
(c)	The Company also incurred fees of approximately $400,000 for D&T in 2003 for due diligence services performed prior to the Acquisition.

All of the audit-related and tax services provided by D&T for the years ended December 31, 2004 and 2003 and related fees described above were approved in advance by the Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.  Financial Statements:

A list of the Consolidated Financial Statements, related notes and Report of Independent Accountants is set forth in Item 8 of this report on Form 10-K.

2.  Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, are not material, or the information called for thereby is otherwise included in the financial statements and, therefore, have been omitted.

3.  Index to Exhibits:

Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in this index to exhibits with a “+” sign following the exhibit number.

Exhibit Number	Description
3.1	Certificate of Incorporation of Advanced Accessory Holdings Corporation	(A)

3.2	By-laws of Advanced Accessory Holdings Corporation	(A)

4.1	Indenture dated as of February 4, 2004 among Advanced Accessory Holdings Corporation, as Issuer, and BNY Midwest Trust Company, as Trustee	(A)

4.2	Form of 131/4% Senior Discount Notes due 2011 (included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated February 4, 2004, among Advanced Accessory Holdings Corporation, and the Initial Purchaser	(A)

10.1
Securities Purchase Agreement, dated as of April 15, 2003 among AAS, the holders of issued and outstanding equity interest, as Sellers, J.P. Morgan Partners (23A SBIC), L.L.C., as Sellers' Representative, and CHAAS Acquisitions, as Buyer
(B)

10.2
Amended and Restated Credit Agreement dated as of May 23, 2003 among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, Antares Capital Corporation as Co-Lead Arranger, Syndication Agent and a Lender, Merrill Lynch Capital as Document Agent and a Lender, General Electric Capital Corporation, as Agent,
Co-Lead Arranger and a Lender
(B)

10.3
Security Agreement, dated as of April 15, among CHAAS Acquisitions, LLC, AAS, Valley Industries, LLC, SportRack, LLC, AAS Capital Corporation, ValTek, LLC, AAS Acquisitions, LLC, Grantors, and General Electric Capital Corporation, as Agent for Lenders
(B)

10.4	Form of Pledge Agreement	(B)

10.5	Form of Subordinated Promissory Note issued by SportRack, LLC and Valley Industries, LLC under the SPA dated April 15, 2003	(B)

10.6	Form of Subordinated Guarantee for the Subordinated Promissory Note.	(B)

10.7+	Executive Employment Agreement, dated April 15, 2003 between Terence C. Seikel and CHAAS Acquisitions, LLC	(B)

10.8+	Executive Employment Agreement, dated April 15, 2003 between Richard E. Borghi and CHAAS Acquisitions, LLC	(B)

10.9+	Executive Employment Agreement, dated April 15, 2003 between Bryan Flectcher and CHAAS Acquisitions, LLC	(B)

10.10	Management Agreement dated April 15, 2003 among Castle Harlan, Inc., AAS and CHAAS Acquisitions, LLC	(B)

10.11+	Executive Employment Agreement, dated March 12, 2004 between Ronald J. Gardhouse and CHAAS, Holdings, LLC	(C)

10.12+	Executive Separation Agreement, dated September 7, 2004 between Terence C. Seikel and CHAAS Holdings, LLC	(D)

10.13+	Executive Separation Agreement dated March 31, 2005 between Richard Borghi and CHAAS Holdings, LLC	(E)

10.14
Consent and Second Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, other credit partier therein, General Electric Capital Corporation, individually as a Lender and as Agent for the Lenders and the Lenders therein, dated November 24, 2003
(E)

10.15
Consent and Third Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, other credit parties therein, General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the as Agent, Co-Lead Arranger and a Lender and the Lenders therein, dated February 4, 2004
(E)

10.16
Fourth Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, Antares Capital Corporation as Co-Lead Arranger, Syndication Agent and a Lender, Merrill Lynch Capital as Document Agent and a Lender, General Electric Capital Corporation, as Agent, Co-Lead Arranger and a Lender, dated March 30, 2005
(E)

12.1*	Statement re: computation of ratios

14.1	Finance Code of Ethics for certain employees	(F)

14.2	AAS Code of Ethics Policy for all employees	(E)

21.1	List of subsidiaries of the Company	(A)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

*	Filed herewith

(A)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-114547) filed, April 16, 2004.

(B)	Previously filed as an exhibit to Amendment No. 1 to the AAS's Registration Statement on Form S-4 (File No. 333-106356) filed September 9, 2003.

(C)	Previously filed as an exhibit to the CHAAS Acquisitions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 13, 2004.

(D)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed, September 8, 2004.

(E)	Previously filed as an exhibit to CHAAS Acquisitions, LLC's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

(F)	Previously filed as an exhibit to CHAAS Acquisitions, LLC's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 29, 2004.

(b)	Reference is made to Item 15(a)(3) above.

(c)	Reference is made to Item 15(a)(2) above.

__________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Accessory Holdings, Corp.

Date: March 31, 2005	By:	/s/ ALAN C. JOHNSON
Alan C. Johnson
President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ ALAN C. JOHNSON
Alan C. Johnson Dated: March 31, 2005	President and Chief Executive Officer (Principal Executive Officer)

/s/ RONALD J. GARDHOUSE
Ronald J. Gardhouse Dated: March 31, 2005	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

ADVANCED ACCESSORY HOLDINGS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2004 (Company),
the Periods from April 15, 2003 to December 31, 2003 (Company), and January 1, 2003 to April 14, 2003 (Predecessor)
and the Year Ended December 31, 2002 (Predecessor)
(Dollar amounts in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Write-offs	Balance at end of period
Allowance for doubtful accounts
For the year ended December 31, 2004	$2,189	$586	$(111)	$(586)	$2,078
For the period ended December 31, 2003	1,781	658	(22)	(228)	2,189
For the period ended April 14, 2003	1,857	117	111	(304)	1,781
For the year ended December 31, 2002	1,788	245	120	(296)	1,857

Allowance for inventory and lower of cost or market reserve
For the year ended December 31, 2004	$3,448	$2,146	$808	$(1,077)	$5,325
For the period ended December 31, 2003	3,541	1,004	(513)	(584)	3,448
For the period ended April 14, 2003	2,910	611	298	(278)	3,541
For the year ended December 31, 2002	2,828	1,284	157	(1,359)	2,910

Allowance for reimbursable tooling
For the year ended December 31, 2004	$567	$600	$92	$181	$1,440
For the period ended December 31, 2003	1,443	(170)	—	(706)	567
For the period ended April 14, 2003	1,588	74	—	(219)	1,443
For the year ended December 31, 2002	816	672	—	100	1,588

Allowance for deferred tax assets
For the year ended December 31, 2004	$3,854	$15,531	$284	$—	$19,669
For the period ended December 31, 2003	2,427	788	639	—	3,854
For the period ended April 14, 2003	2,799	(440)	68	—	2,427
For the year ended December 31, 2002	5,739	(2,970)	30	—	2,799

__________

(1)   Charges to other accounts include amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company’s foreign subsidiaries.