Form 10-Q
period 2005-03-31
ADVANCED ACCESSORY HOLDINGS CORP
filed 2005-05-13
CIK 1276721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
Form 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________
______________
Commission File Number 333-114547
______________

ADVANCED ACCESSORY HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2426615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12900 Hall Road, Suite 200, Sterling Heights, MI	48313
(Address of principal executive offices)	(Zip Code)
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

Yes	☒	No	☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2005
Membership Units	100

ADVANCED ACCESSORY HOLDINGS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets
Cash	$4,940	$14,960
Accounts receivable, less reserves
of $2,170 and $2,078, respectively	72,161	61,745
Inventories
Raw materials	27,871	25,400
Work-in-process	11,675	12,382
Finished goods	31,342	28,937
Reserves	(5,176)	(5,325)
Total inventories	65,712	61,394
Other current assets	14,742	13,976
Total current assets	157,555	152,075
Property and equipment, net	74,270	75,113
Goodwill	39,061	39,061
Other intangible assets, net	101,864	105,022
Deferred income taxes	1,218	1,047
Other noncurrent assets	2,321	2,194
Total Assets	$376,289	$374,512

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,284	$3,068
Accounts payable	53,288	46,664
Accrued liabilities	27,245	22,551
Deferred income taxes	1,798	1,876
Total current liabilities	85,615	74,159
Noncurrent liabilities
Deferred income taxes	6,682	7,203
Other noncurrent liabilities	4,135	4,276
Long-term debt, less current maturities	253,808	253,466
Total noncurrent liabilities	264,625	264,945
Members’ equity
Units	58,582	58,582
Other comprehensive income	1,169	2,859
Accumulated deficit	(33,702)	(26,033)
Total Members’ Equity	26,049	35,408
Total Liabilities and Members’ Equity	$376,289	$374,512

The accompanying notes are an integral part of the
consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net sales	$111,270	$96,631
Cost of sales	91,494	74,064
Gross profit	19,776	22,567
Selling, administrative and product development expenses	16,585	15,085
Amortization of intangible assets	2,066	2,051
Operating income	1,125	5,431
Other expense
Interest expense	(7,477)	(6,134)
Foreign currency loss, net	(1,331)	(628)
Other expense	(10)	(89)
Loss before income taxes	(7,693)	(1,420)
Benefit from income taxes	(24)	(465)
Net loss	$(7,669)	$(955)

The accompanying notes are an integral part of the
consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,669)	$(955)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
Depreciation and amortization	6,348	5,305
Deferred taxes	(668)	(2,167)
Foreign currency (gain) loss	1,241	(5)
Loss on disposal of assets	8	114
Interest accretion on notes	2,029	1,410
Changes in assets and liabilities, net	(5,358)	740
Net cash provided by (used for) operating activities	(4,069)	4,442

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Acquisition of CHAAS Acquisitions, net of cash acquired	—	(84,396)
Acquisition of property and equipment	(4,827)	(2,645)
Net cash used for investing activities	(4,827)	(87,041)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt	—	50,273
Debt issuance costs	(92)	(2,251)
Net decrease in revolving loan	(211)	(390)
Repayment of debt	(336)	(5,227)
Issuance of membership units	—	101,082
Distributions to members	—	(42,500)
Net cash provided by (used for) financing activities	(639)	100,987

Effect of exchange rate changes	(485)	528
Net (decrease) increase in cash	(10,020)	18,916
Cash at beginning of period	14,960	—
Cash at end of period	$4,940	$18,916

The accompanying notes are an integral part of the
consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(Dollars in thousands)
(Unaudited)

		Other		Total
	Members’	comprehensive	Accumulated	members’
	capital	income (loss)	deficit	equity

Balance at December 31, 2004	$58,582	$2,859	$(26,033)	$35,408
Currency translation adjustment	—	(1,690)		(1,690)
Net loss			(7,669)	(7,669)
Balance at March 31, 2005	$58,582	$1,169	$(33,702)	$26,049

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. BASIS OF PRESENTATION

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the "Predecessor") were acquired by Castle Harlan Partners IV, L.P. (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc., a private New York based equity firm. CHAAS Holdings, LLC ("CHAAS Holdings") was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, LLC, ("CHAAS Acquisitions") which was also formed pursuant to the Acquisition.

In January 2004, Advanced Accessory Holdings Corporation ("AAHC" or "the Company") was formed by our direct parent, CHAAS Holdings, in connection with an offering of our $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011 (the "Senior Discount Notes"). At that time, CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Subsequent to this transaction, CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions, LLC and the indirect parent of the Predecessor. Unless the context otherwise requires, all information which refers to "we," "our" or "us" refers to AAHC and its subsidiaries.

The Acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The North American subsidiaries of the Company use a fiscal month-end that corresponds to two four-week months and one five-week month per quarter, each ending on Saturday. The exception to this rule is at year-end, when the subsidiaries close on December 31. The Company’s Brink subsidiary uses the calendar month-end and year-end. The Company’s financial statements are dated as of the end of the calendar period, although they reflect the different closing dates identified above.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2005 and December 31, 2004 and the results of its operations for the three months ended March 31, 2005 and 2004. The Company has reclassified certain prior year amounts to conform to the presentation of our current consolidated financial statements.

2.	COMPREHENSIVE LOSS

Comprehensive loss for the Company is as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004

Net loss	$(7,669)	$(955)
Change in the cumulative translation adjustment, net of tax	(1,690)	(985)
Comprehensive loss	$(9,359)	$(1,940)

ADVANCED ACCESSORY HOLDINGS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3. CURRENCY CONTRACTS
The Company has significant operations in Europe where the functional currency is the Euro. Our objective is to protect reported earnings from volatility in the Euro/US Dollar exchange rates. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, the Company entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, the Company entered into additional foreign currency option contracts. The Company provided a $1,900 letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration. For each reporting period, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the Statement of Operations. The Company recorded an unrealized gain on foreign currency options in the first quarters of 2005 and 2004 of $138 and $145, respectively. Two option contracts having zero value expired during the first quarter of 2005 and three option contracts having zero value expired during the same period in 2004.

A summary of outstanding foreign currency option contracts at March 31, 2005 is as follows:

Euro Collar Exchange Rates
Expiration Date	Contract Date	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
		(thousands)

June 28, 2005	May 12, 2004	€3,000	$1.150	$1.242	$1.300

       4. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $39,061 at March 31, 2005 and December 31, 2004. A summary of intangible assets identified by the Company in the allocation of the April 15, 2003 purchase consideration follows:

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Deferred Financing Costs	Total

Amortization period in years	8 - 10	18 - 21	10	15	Indefinite

Balance at December 31, 2004	$35,475	$34,206	$14,992	$514	$11,477	$8,358	$105,022
Additions	—	—	4	—	—	92	96
Foreign currency translation	(70)	(582)	(30)	—	(134)	(22)	(838)
Amortization	(1,030)	(586)	(450)	—	—	(350)	(2,416)

Balance at March 31, 2005	$34,375	$33,038	$14,516	$514	$11,343	$8,078	$101,864

Amortization expense of identifiable intangible assets for the quarter ended March 31, 2005 was $2,416.

ADVANCED ACCESSORY HOLDINGS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth above, in the material set forth below, as well as in this Form 10-Q generally. Forward-looking statements generally can be identified by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "plan," "estimate," "predict," "potential," "forecast," "project," "will be," "continue" or variations of such terms, or the use of these terms in the negative.  Our actual results may differ significantly from the results discussed in the forward-looking statements and such differences may be material.  General risks that may impact the achievement of such forecasts include, but are not limited to: compliance with new laws and regulations, general economic conditions in the markets in which we operate, fluctuation in demand for our products and in the production of vehicles for which we are a supplier, significant raw material price fluctuations, labor disputes with our employees or those of our significant customers or suppliers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, our substantial leverage, limitations imposed by our debt facilities, changes in the popularity of particular vehicle models or towing and rack systems, the loss of programs on particular vehicle models, risks associated with conducting business in foreign countries, other business factors and other risks detailed from time to time in the Company’s reports filed with the Securities & Exchange Commission.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual events or results may differ materially from those discussed in the forward-looking statements.  All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.  We disclaim any obligation to update any forward-looking statements.

OVERVIEW

We are one of the world’s leading designers and manufacturers of exterior accessories for automotive original equipment manufacturers and the aftermarket. We design and manufacture a wide array of both rack systems and towing systems and related accessories. Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins. Our products are sold to OEM’s as standard accessories or options for a variety of light vehicles and to the aftermarket.

Company Background

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the "Predecessor") were acquired by Castle Harlan Partners IV, L.P. (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc., a private New York based equity firm. CHAAS Holdings, LLC ("CHAAS Holdings") was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, LLC ("CHAAS Acquisitions"), which was also formed pursuant to the Acquisition.

In January 2004, Advanced Accessory Holdings Corporation ("AAHC" or "the Company") was formed by CHAAS Holdings in connection with an offering of our $88.0 million aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011 (the "Senior Discount Notes"). At that time, CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Subsequent to this transaction, CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions and the indirect parent of the Predecessor. Unless the context otherwise requires, all information which refers to "we", "our" or "us" refers to AAHC and its subsidiaries.

ADVANCED ACCESSORY HOLDINGS CORPORATION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net sales. Net sales for the first quarter of 2005 were $111.3 million, representing an increase of $14.7 million, or 15.2%, compared with net sales of $96.6 million for the first quarter of 2004. This increase primarily includes approximately $3.0 million due to the increase of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe. Additionally, North American OEM sales increased approximately $6.8 million, primarily as a result of new program launches at SportRack. Offsetting these increases in sales were agreed-upon price concessions with certain large OEM customers at SportRack US of $1.3 million. Sales to our aftermarket customers in both North America and Europe increased $5.9 million of which approximately $3.2 million represented revenue from surcharges for steel economics with the remainder attributable to other volume increases.

Gross profit. Gross profit for the first quarter of 2005 was $19.8 million, which represents a decrease of $2.8 million, or 12.4%, compared with gross profit of $22.6 for the first quarter of 2004. Gross profit as a percentage of net sales was 17.8% for the first quarter of 2005 and was 23.4% for the first quarter of 2004. The decrease in gross profit and gross margin percentage reflects higher costs for steel, aluminum and resin as well as price decreases to our OEM customers. During the quarter, increased cost of raw material resulted in lower gross profit of approximately $0.9 million net of recovery through the introduction of steel surcharges on some of our aftermarket towing systems products. Pursuant to pre-negotiated contractual obligations, OEM customer price reductions totaled approximately $1.4 million during the first quarter of 2005. Gross profit was also negatively impacted by increased depreciation and increased manufacturing costs associated with program launches. These decreases were offset by additional gross profit that was driven by the increased sales.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first quarter of 2005 were $16.6 million representing an increase of $1.5 million, or 9.9%, compared with $15.1 million for the first quarter of 2004. This increase is primarily due to higher levels of selling expenses to support sales growth and general and administrative expenses. In addition, expenses increased by $0.4 million resulting from an increase in the average exchange rates between the US Dollar and primarily the Euro.

Operating income. Our operating income for the first quarter of 2005 was $1.1 million representing a decrease of $4.3 million, or 79.6%, compared with operating income of $5.4 million for the first quarter of 2004. The decrease resulted from decreased gross profit and increased selling, administrative and product development expenses.

Interest expense. Interest expense for the first quarter of 2005 was $7.5 million representing an increase of $1.4 million or 23.0%, compared with interest expense of $6.1 million for the first quarter of 2004. This increase is a result of interest on the Senior Discount Notes for the full quarter in 2005 but only two months in 2004 (issued February 2004) and higher overall outstanding variable rate debt and slightly higher interest rates during the first quarter of 2005 relative to the first quarter of 2004.

Foreign currency loss. Foreign currency loss in the first quarter of 2005 was $1.3 million compared to a foreign currency loss of $0.6 million in the first quarter of 2004. These losses were primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During the first quarters of both 2004 and 2005 the US Dollar strengthened in comparison with the Euro. The intercompany indebtedness for our foreign subsidiaries other than Brink are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Benefit from income taxes. During the first quarter of 2005 we recorded a loss before income taxes of $7.7 million and recorded an income tax benefit of $0.02 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of all North American operations and differences in the tax rates of foreign countries. During the first quarter of 2004 we had a net loss before taxes of $1.4 million and recorded an income tax benefit of $0.5 million.

ADVANCED ACCESSORY HOLDINGS CORPORATION

Net loss. We recorded a net loss of $7.7 million in the first quarter of 2005 and a net loss of $0.9 million in the first quarter of 2004. The net losses were a result of the items discussed above related to net sales, gross profit and the other expense and income items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our indebtedness at March 31, 2005 was $257.1 million including current maturities of $3.3 million.

In 2004 our operating results and operating cash flows were negatively impacted primarily by the costs associated with launching an unprecedented number of new roof rack programs, the high costs of steel and pricing pressures from certain OEM customers. As a result of these and other factors, our availability under our revolving credit facilities declined to $27.1 million at December 31, 2004 and $26.6 million at March 31, 2005 from $38.1 million available at September 30, 2004. Although we met our covenants for the quarter ended December 31, 2004, we anticipated that we would be unable to meet our fixed charge coverage ratio and senior secured leverage ratio covenants for the quarter ended March 31, 2005. On March 30, 2005, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.15:1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15:1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05:1.00 for the fiscal quarter ending December 31, 2005; and 1.15:1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries range from 1.25:1.00 for the fiscal quarters ending March 31, 2005, June 30, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the European borrowers for the fiscal quarter ending March 31, 2005 was 1.61:1.00 and we were in compliance with this covenant as of March 31,  2005.

The modified senior secured leverage ratio covenant requires that we meet a senior secured leverage ratio of 1.75:1.00 for the fiscal quarters ending March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ending September 30, 2005; and 1.25:1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio of 1.25:1.00 for each fiscal quarter. The actual leverage ratio for the fiscal quarter ending March 31, 2005 was 1.24:1.00 and we were in compliance with this covenant as of March 31, 2005.

Although we anticipate the ability to meet our modified covenants, there can be no such assurance. Our principal sources of liquidity are funds derived from operations and borrowings under our revolving credit facilities. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs and capital expenditures for the next twelve months, although no assurances can be given in this regard. Our ability to fund operations, make scheduled payments of interest and principal on our indebtedness and maintain compliance with the terms of our revolving credit facilities, including our fixed charge coverage ratio covenant and senior secured leverage ratio covenant, depends on our future operating performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve compliance with our debt covenants, there would be a material adverse effect on our business, financial condition and results of operations.

ADVANCED ACCESSORY HOLDINGS CORPORATION

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	March 31, 2005	December 31, 2004
	(in thousands)
Working Capital	$71,940	$77,916

	Three months ended March 31,
	2005	2004
	(in thousands)
Cash flows provided by (used for) operating activities	$(4,069)	$4,442
Cash flows used for investing activities	$(4,827)	$(87,041)
Cash flows provided by (used for) financing activities	$(639)	$100,987

Working Capital

Working capital decreased by $6.0 million to $71.9 million at March 31, 2005 from $77.9 million at December 31, 2004. This is due primarily to a decrease in cash of $10.0 million, an increase in accounts payable of $6.6 million, an increase in accrued liabilities of $4.7 million and an increase in the current maturities of long term debt of $0.2 million. These decreases in working capital were partially offset by an increase in accounts receivable of $10.4 million, an increase in inventories of $4.3 million, an increase in other current assets of $0.8 million and a decrease in current deferred income tax liabilities of $0.1 million. Included in the net working capital decrease was the negative impact of the decreased exchange rate between the US Dollar and the Euro as of March 31, 2005 as compared with the exchange rate as of December 31, 2004.

Increases in accounts payable reflected increased purchasing activities to support the increased sales volume.  The increase in accrued expenses is primarily due to an increase in accrued interest on our $150 million of Senior Notes. The increase in accounts receivable was attributable to the timing of payments from OEM customers and to increased sales levels in the first quarter of 2005 as compared with the fourth quarter of 2004. Inventory increased primarily for our aftermarket products to support seasonally higher sales for the period as compared with the period prior to December 31, 2004. Differences in sales levels between the two periods are primarily due to increased sales to automotive OEM’s and seasonal sales levels of our aftermarket products.

Operating Activities

Our operations used $4.1 million in cash during the first three months of 2005 compared to providing $4.4 million in the first three months of 2004. The decrease of $8.5 million is primarily due to decreased net income before depreciation, amortization and interest accretion of $0.4 million during the first quarter of 2005 as compared to $5.8 million in the first quarter of 2004 and an increase in inventory and accounts receivable in 2005 of $5.7 million and $11.3 million, respectively. These uses were partially offset by increases in accounts payable of $7.4 million and accrued liabilities of $5.2 million.

Investing Activities

Cash flow used for investing activities for the first three months of 2005 and 2004 included acquisitions of property and equipment of $4.8 million and $2.6 million, respectively, and were primarily for the expansion of capacity, productivity, process improvements and maintenance. In conjunction with our Senior Discount Notes offering of January 2004, our direct parent CHAAS Holdings made a contribution of all the outstanding membership units in CHAAS Acquisitions to AAHC for all the outstanding membership units of AAHC.

ADVANCED ACCESSORY HOLDINGS CORPORATION

Financing Activities

During the first three months of 2005, financing cash flows included a reduction in borrowings under the revolving line of credit of $0.2 million and repayment of debt of $0.3 million.

During the first quarter of 2004, financing cash flows included the issuance of our membership units for $101.1 million, proceeds from the issuance of our Senior Discount Notes of $50.3 million, payment of debt issuance costs of $2.3 million, repayment of debt of $5.2 million, a reduction in the revolving line of credit of $0.4 million and a payment to our direct parent of $42.5 million to redeem a portion of their equity interest.

Debt and Credit Sources

Our indebtedness at March 31, 2005 was $257.1 million. We expect that our primary sources of cash will be from operating activities and borrowings under our revolving credit facilities. As of March 31, 2005, we had borrowings under the revolving credit facilities totaling $23.0 million and had $26.6 million of available borrowing capacity. Standby letters of credit totaling $2.9 million providing security for our US workers compensation program and $1.9 million providing security to a financial institution for foreign currency instruments reduced borrowing availability.

On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement. See the discussion of the amendment to the credit facility in "- Liquidity and Capital Resources".

International Operations

We conduct operations in several foreign countries including Canada, the Czech Republic, Denmark, France, Germany, Italy, The Netherlands, Poland, Spain, Sweden and the United Kingdom. Net sales from international operations during the first quarter of 2005 were $41.0 million, or 36.8% of our net sales. At March 31, 2005, assets associated with these operations were approximately 38.1% of total assets, and we had indebtedness denominated in currencies other than the US Dollar of approximately $24.2 million.

Our international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the revenues and costs and expenses of our operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency.

Currency contracts

We have significant operations in Europe where the functional currency is the Euro. Our objective is to protect reported earnings from volatility in the Euro/US Dollar exchange rates. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, we entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, we entered into additional foreign currency option contracts. We provided a $1.9 million letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration. For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the Statement of Operations. We recorded an unrealized gain on our foreign currency options in the first quarters of 2005 and 2004 of $0.1 million each. Two option contracts having zero value expired during the first quarter of 2005 and three option contracts having zero value expired during the same period in 2004.

ADVANCED ACCESSORY HOLDINGS CORPORATION

A summary of outstanding foreign currency option contracts at March 31, 2005 is as follows:

Euro Collar Exchange Rates
Expiration Date	Contract Date	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
		(thousands)

June 28, 2005	May 12, 2004	€3,000	$1.150	$1.242	$1.300

Recently Issued Accounting Standards

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. We have not yet determined the impact, if any, FIN 47 will have on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In May 2004, we executed several foreign currency option contracts. See " - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Credit Sources - Currency Contracts".

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION AND SIGNATURE

Item 1. Legal Proceedings

From time to time, we are subject to routine legal proceedings incidental to the operation of our business. The outcome of any threatened or pending proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. The Company maintains insurance coverage against claims in an amount that it believes to be adequate.

ADVANCED ACCESSORY HOLDINGS CORPORATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Security

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

ADVANCED ACCESSORY HOLDINGS CORPORATION

Date: May 13, 2005	/s/ Ronald J. Gardhouse
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