Form 10-Q
period 2005-06-30
ADVANCED ACCESSORY HOLDINGS CORP
filed 2005-08-15
CIK 1276721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes	☒	No	☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2005
Membership Units	100

ADVANCED ACCESSORY HOLDINGS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets
Cash	$5,926	$14,960
Accounts receivable, less reserves
of $1,918 and $2,078, respectively	82,479	61,745
Inventories
Raw materials	24,636	25,400
Work-in-process	11,418	12,382
Finished goods	26,613	28,937
Reserves	(4,896)	(5,325)
Total inventories	57,771	61,394
Other current assets	13,636	13,976
Total current assets	159,812	152,075
Property and equipment, net	69,612	75,113
Goodwill	39,061	39,061
Other intangible assets, net	98,305	105,022
Deferred income taxes	1,225	1,047
Other noncurrent assets	1,579	2,194
Total Assets	$369,594	$374,512

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,386	$3,068
Accounts payable	48,435	46,664
Accrued liabilities	24,274	22,551
Deferred income taxes	1,677	1,876
Total current liabilities	77,772	74,159
Noncurrent liabilities
Deferred income taxes	6,302	7,203
Other noncurrent liabilities	3,923	4,276
Long-term debt, less current maturities	259,939	253,466
Total noncurrent liabilities	270,164	264,945
Members’ equity
Units	58,582	58,582
Other comprehensive income	(939)	2,859
Accumulated deficit	(35,985)	(26,033)
Total Members’ Equity	21,658	35,408
Total Liabilities and Members’ Equity	$369,594	$374,512

The accompanying notes are an integral part of the
consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$128,422	$108,346	$239,692	$204,977
Cost of sales	101,899	83,329	193,393	157,393
Gross profit	26,523	25,017	46,299	47,584
Selling, administrative and product development expenses	16,560	15,629	33,145	30,714
Amortization of intangible assets	2,056	2,113	4,122	4,164
Operating income	7,907	7,275	9,032	12,706
Other expense
Interest expense	(7,058)	(7,054)	(14,535)	(13,188)
Foreign currency loss, net	(2,197)	(424)	(3,528)	(1,052)
Other income	82	199	72	110
Loss before income taxes	(1,266)	(4)	(8,959)	(1,424)
Provision for (benefit from) income taxes	1,017	38	993	(427)
Net loss	$(2,283)	$(42)	$(9,952)	$(997)

The accompanying notes are an integral part of the
consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,952)	$(997)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
Depreciation and amortization	12,770	10,810
Deferred taxes	(671)	(4,502)
Foreign currency loss	3,478	166
Loss on disposal of assets	8	123
Interest accretion on notes	4,120	3,376
Changes in assets and liabilities, net:
Accounts receivable	(23,718)	(20,386)
Inventories	5	(3,597)
Other current assets	(3,341)	(1,070)
Other noncurrent assets	4,166	(255)
Accounts payable	3,876	12,263
Accrued liabilities	3,288	5,268
Other noncurrent liabilities	(573)	(41)
Net cash provided by (used for) operating activities	(6,544)	1,158

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Acquisition of CHAAS Acquisitions, net of cash acquired	—	(84,396)
Acquisition of property and equipment	(6,766)	(6,076)
Net cash used for investing activities	(6,766)	(90,472)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt	—	50,273
Debt issuance costs	(92)	(2,462)
Net increase (decrease) in revolving loan	6,182	(769)
Repayment of debt	(1,045)	(5,835)
Issuance of membership units	—	101,082
Distributions to members	—	(42,500)
Net cash provided by financing activities	5,045	99,789

Effect of exchange rate changes	(769)	475
Net increase (decrease) in cash	(9,034)	10,950
Cash at beginning of period	14,960	—
Cash at end of period	$5,926	$10,950

The accompanying notes are an integral part of the
consolidated condensed financial statements.

ADVANCED ACCESSORY HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Six Months Ended June 30, 2005
(Dollars in thousands)
(Unaudited)

		Other		Total
	Members’	comprehensive	Accumulated	members’
	capital	income (loss)	deficit	equity

Balance at December 31, 2004	$58,582	$2,859	$(26,033)	$35,408
Currency translation adjustment	—	(3,798)	—	(3,798)
Net loss	—	—	(9,952)	(9,952)
Balance at June 30, 2005	$58,582	$(939)	$(35,985)	$21,658

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

In January 2004, Advanced Accessory Holdings Corporation ("AAHC" or "the Company") was formed by our direct parent, CHAAS Holdings, in connection with an offering of our $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011 (the "Senior Discount Notes"). At that time, CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. Subsequent to this transaction, CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions, LLC and the indirect parent of the Predecessor. Unless the context otherwise requires, all information which refers to "we,""our" or "us" refers to AAHC and its subsidiaries.

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2005 and December 31, 2004 and the results of its operations for the three and six months ended June 30, 2005 and 2004. The Company has reclassified certain prior year amounts to conform to the presentation of our current consolidated financial statements.

2. COMPREHENSIVE LOSS

Comprehensive loss for the Company is as follows:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net loss	$(2,283)	$(42)	$(9,952)	$(997)
Change in the cumulative translation adjustment, net of tax	(2,108)	(301)	(3,798)	(1,286)
Comprehensive loss	$(4,391)	$(343)	$(13,750)	$(2,283)

ADVANCED ACCESSORY HOLDINGS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3. CURRENCY CONTRACTS

The Company has significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, the Company entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, the Company entered into additional foreign currency option contracts. The Company provided a $1,900 letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. For the three and six months ended June 30, 2005 and 2004 the Company recorded unrealized gains (losses) on foreign currency options in the amounts of $26, $164, ($440) and ($295), respectively. The final three option contracts expired during the second quarter of 2005 and five options expired during the first six months of 2005. Three option contracts expired during the second quarter of 2004 and six option contracts expired during the first six months of 2004.

One of the options that expired in the second quarter of 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring us to make a payment of $0.1 million. This amount was accrued at June 30, 2005 and was paid subsequent to that date.

Because of the expiration of the option contracts, the $1,900 letter of credit described above expired during the second quarter of 2005.

4. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $39,061 at June 30, 2005 and December 31, 2004. A summary of intangible assets identified by the Company in the allocation of the April 15, 2003 purchase consideration follows:

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Deferred Financing Costs	Total

Amortization period in years	8 - 10	18 - 21	10	15	Indefinite

Balance at December 31, 2004	$35,475	$34,206	$14,992	$514	$11,477	$8,358	$105,022
Additions	—	—	15	—	—	92	107
Foreign currency translation	(152)	(1,428)	(30)	—	(339)	(55)	(2,004)
Amortization	(2,059)	(1,151)	(900)	—	—	(710)	(4,820)

Balance at June 30, 2005	$33,264	$31,627	$14,077	$514	$11,138	$7,685	$98,305

Amortization expense of identifiable intangible assets for the three and six months ended June 30, 2005 was $2,404 and $4,820, respectively.

ADVANCED ACCESSORY HOLDINGS CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ADVANCED ACCESSORY HOLDINGS CORPORATION

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net sales. Net sales for the second quarter of 2005 were $128.4 million, representing an increase of $20.1 million, or 18.6%, compared with net sales of $108.3 million for the second quarter of 2004. This increase includes approximately $2.0 million due to the increase of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe. Additionally, North American OEM sales increased approximately $11.9 million, primarily as a result of new program launches at SportRack. Offsetting these increases in sales were agreed-upon price concessions with certain large OEM customers at SportRack US of $0.9 million. Sales to our aftermarket customers in both North America and Europe increased $6.2 million of which approximately $3.8 million represented revenue from price increases related to steel economics with the remainder attributable to other volume increases.

Gross profit. Gross profit for the second quarter of 2005 was $26.5 million, which represents an increase of $1.5 million, or 6.0%, compared with gross profit of $25.0 for the second quarter of 2004. Gross profit as a percentage of net sales was 20.7% for the second quarter of 2005 and 23.1% for the second quarter of 2004. Excluding a $0.3 million impact for foreign exchange, the increase in gross profit reflects the impact of higher volumes offset by OEM price reductions, manufacturing performance associated with product launches and depreciation related to capital investments. Increases in raw material costs on aftermarket products have been substantially recovered through price increases in the second quarter of 2005. The lower gross profit percentage relates to the factors above as well as the impact of overall product mix.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 2005 were $16.5 million representing an increase of $0.9 million, or 5.8%, compared with $15.6 million for the second quarter of 2004. This increase is primarily due to the change in average exchange rates between the US Dollar and local currencies. Excluding foreign exchange, selling and engineering costs increased slightly and were partially offset by lower tooling and program costs.

Operating income. Our operating income for the second quarter of 2005 was $7.9 million representing an increase of $0.6 million, or 8.2%, compared with operating income of $7.3 million for the second quarter of 2004. The increase resulted from increased gross profit net of increased selling, administrative and product development expenses.

Interest expense. Interest expense for the second quarter of 2005 was $7.1 million, which compares with interest expense of $7.1 million for the second quarter of 2004.

Foreign currency loss. Foreign currency loss in the second quarter of 2005 was $2.2 million compared to a foreign currency loss of $0.4 million in the second quarter of 2004. These losses were primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During the second quarters of both 2004 and 2005 the US Dollar strengthened in comparison with the Euro. The intercompany indebtedness for our Canadian subsidiaries are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Provision for income taxes. During the second quarter of 2005 we recorded a loss before income taxes of $1.3 million and recorded an income tax provision of $1.0 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of all North American operations and differences in the tax rates of foreign countries. During the second quarter of 2004 we had a net loss before taxes of $4,000 and recorded an income tax provision of $38,000.

Net loss. We recorded a net loss of $2.3 million in the second quarter of 2005 and a net loss of $42,000 in the second quarter of 2004. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

ADVANCED ACCESSORY HOLDINGS CORPORATION
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net sales. Net sales for the first six months of 2005 were $239.7 million, representing an increase of $34.7 million, or 16.9%, compared with net sales of $205.0 million for the first six months of 2004. This increase includes approximately $4.7 million due to the increase of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe. Additionally, North American OEM sales increased approximately $18.7 million, primarily as a result of new program launches at SportRack. Offsetting increased sales were agreed-upon price concessions with certain large OEM customers at SportRack US of $2.3 million. Sales to our aftermarket customers in both North America and Europe increased $12.1 million partially attributable to price increases in the aftermarket of $7.0 million to offset raw material economics.

Gross profit. Gross profit for the first six months of 2005 was $46.3 million, which represents a decrease of $1.3 million, or 2.7%, compared with gross profit of $47.6 for the first six months of 2004. Gross profit as a percentage of net sales was 19.3% for the first six months of 2005 versus 23.2% for the first six months of 2004. The overall decrease in gross profit reflects OEM price reductions, plant operating manufacturing performance associated with product launches and depreciation related to capital investments offset by the impact of higher volumes and favorable exchange rates between the US Dollar and local currencies. Increases in raw material costs on aftermarket products have been substantially recovered through price increases in the first six months of 2005. The lower gross profit percentage relates to the factors above as well as the impact of overall product mix.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first six months of 2005 were $33.1 million representing an increase of $2.4 million, or 7.8%, compared with $30.7 million for the first six months of 2004. This increase is due to the change in average exchange rates between the US Dollar and local currencies and selling and engineering expense increases, offset by lower tooling and program costs.

Operating income. Our operating income for the first six months of 2005 was $9.0 million representing a decrease of $3.7 million, or 29.1%, compared with operating income of $12.7 million for the first six months of 2004. The decrease resulted from decreased gross profit and increased selling, administrative and product development expenses.

Interest expense. Interest expense for the first six months of 2005 was $14.5 million representing an increase of $1.3 million or 9.8%, compared with interest expense of $13.2 million for the first six months of 2004. This increase is primarily the result of interest on the Senior Discount Notes for the full six-month period in 2005 but only five months in 2004 (issued February 2004) and higher overall outstanding variable rate debt and slightly higher interest rates during the first six months of 2005 relative to the similar period in 2004.

Foreign currency loss. Foreign currency loss in the first six months of 2005 was $3.5 million compared to a foreign currency loss of $1.1 million in the first six months of 2004. These losses were primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During the first six months of both 2004 and 2005 the US Dollar strengthened in comparison with the Euro. The intercompany indebtedness for our Canadian subsidiaries are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Provision for (Benefit from) income taxes. During the first six months of 2005 we recorded a loss before income taxes of $9.0 million and recorded an income tax provision of $1.0 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of all North American operations and differences in the tax rates of foreign countries. During the first six months of 2004 we had a net loss before taxes of $1.4 million and recorded an income tax benefit of $0.4 million.

Net loss. We recorded a net loss of $10.0 million in the first six months of 2005 and a net loss of $1.0 million in the first six months of 2004. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

ADVANCED ACCESSORY HOLDINGS CORPORATION
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our indebtedness at June 30, 2005 was $263.3 million including current maturities of $3.4 million.

In 2004 our operating results and operating cash flows were negatively impacted primarily by the costs associated with launching an unprecedented number of new roof rack programs, the high costs of steel and pricing pressures from certain OEM customers. As a result of these and other factors, our availability under our revolving credit facilities declined to $27.1 million at December 31, 2004 from $38.1 million available at September 30, 2004. Although we met our covenants for the quarter ended December 31, 2004, we anticipated that we would be unable to meet our fixed charge coverage ratio and senior secured leverage ratio covenants for future quarters. On March 30, 2005, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.15:1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15:1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05:1.00 for the fiscal quarter ending December 31, 2005; and 1.15:1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratio for the European borrowers and their subsidiaries is 1.25:1.00 for the fiscal quarters ending March 31, 2005, June 30, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the European borrowers for the fiscal quarter ending June 30, 2005 was 1.88:1.00 and we were in compliance with this covenant as of June 30,  2005.

The modified senior secured leverage ratio covenant requires that we meet a senior secured leverage ratio of 1.75:1.00 for the fiscal quarters ending March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ending September 30, 2005; and 1.25:1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio of 1.25:1.00 for each fiscal quarter. The actual leverage ratio for the fiscal quarter ending June 30, 2005 was 1.06:1.00 and we were in compliance with this covenant as of June 30, 2005.

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

ADVANCED ACCESSORY HOLDINGS CORPORATION
Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	June 30, 2005	December 31, 2004
	(in thousands)
Working Capital	$82,040	$77,916

	Six months ended June 30,
	2005	2004
	(in thousands)
Cash flows provided by (used for) operating activities	$(6,544)	$1,158
Cash flows used for investing activities	$(6,766)	$(90,472)
Cash flows provided by financing activities	$5,045	$99,789

Working Capital

Working capital increased by $4.1 million to $82.0 million at June 30, 2005 from $77.9 million at December 31, 2004. This increase is primarily due to an increase in accounts receivable of $20.7 million partially offset by decreases in cash, inventory and other current assets of $9.0 million, $3.6 million and $0.4 million, respectively and increases in accounts payable, other accrued liabilities and current maturities of long-term debt of $1.8 million, 1.7 million and $0.3 million. The net working capital increase was also negatively impacted by the decreased exchange rate between the US Dollar and local currencies as of June 30, 2005 as compared with the exchange rate as of December 31, 2004.

Two of the major components of the working capital change were accounts receivable and inventory. The increase in accounts receivable was attributable to the timing of payments from OEM customers and to increased sales levels on a year-to-date basis as compared with the last several months of 2004. Inventory decreased as a result of the seasonal nature of certain segments of the business and an overall company focus on increasing inventory turnover.

Investing Activities

Cash flow used for investing activities for the first six months of 2005 and 2004 included acquisitions of property and equipment of $6.8 million and $6.1 million, respectively, and were primarily for the expansion of capacity, productivity, process improvements and maintenance. In conjunction with our Senior Discount Notes offering of January 2004, our direct parent CHAAS Holdings made a contribution of all the outstanding membership units in CHAAS Acquisitions to AAHC for all the outstanding membership units of AAHC.

Financing Activities

During the first six months of 2005, financing cash flows included increased borrowings under the revolving line of credit of $6.2 million and repayment of debt of $1.0 million.

During the first six months of 2004, financing cash flows included the issuance of our membership units for $101.1 million, proceeds from the issuance of our Senior Discount Notes of $50.3 million, payment of debt issuance costs of $2.5 million, repayment of debt of $5.8 million, a reduction in the revolving line of credit of $0.8 million and a payment to our direct parent of $42.5 million to redeem a portion of their equity interest.

Debt and Credit Sources

Our indebtedness at June 30, 2005 was $263.3 million. We expect that our primary sources of cash will be from operating activities and borrowings under our revolving credit facilities. As of June 30, 2005, we had borrowings under the revolving credit facilities totaling $29.0 million and had $20.2 million of available borrowing capacity. Standby letters of credit totaling $3.9 million providing security for our US workers compensation program reduced borrowing availability.

On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement. See the discussion of the amendment to the credit facility in "- Liquidity and Capital Resources".

ADVANCED ACCESSORY HOLDINGS CORPORATION
International Operations

We conduct operations in several foreign countries including Canada, the Czech Republic, Denmark, France, Germany, Italy, The Netherlands, Poland, Spain, Sweden and the United Kingdom. Net sales from international operations during the first six months of 2005 were $92.2 million, or 38.5% of our net sales. At June 30, 2005, assets associated with these operations were approximately 37.5% of total assets, and we had indebtedness denominated in currencies other than the US Dollar of approximately $21.8 million.

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

Currency contracts

We have significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, we entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, we entered into additional foreign currency option contracts. We provided a $1.9 million letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period we recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. For the three and six months ended June 30, 2005 and 2004 the Company recorded unrealized gains (losses) on foreign currency options in the amounts of $26, $164, ($440) and ($295), respectively. The final three option contracts expired during the second quarter of 2005 and five options expired during the first six months of 2005. Three option contracts expired during the second quarter of 2004 and six option contracts expired during the first six months of 2004.

One of the options that expired in the second quarter of 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring us to make a payment of $0.1 million. This amount was accrued at June 30, 2005 and was paid subsequent to that date.

Because of the expiration of the option contracts, the $1,900 letter of credit described above expired during the second quarter of 2005.

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

ADVANCED ACCESSORY HOLDINGS CORPORATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk

In May 2004, we executed several foreign currency option contracts. See " - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Credit Sources - Currency Contracts".

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

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

ADVANCED ACCESSORY HOLDINGS CORPORATION

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

ADVANCED ACCESSORY HOLDINGS CORPORATION

Date: August 15, 2005	/s/ Ronald J. Gardhouse
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